Form 10-Q
period 1993-12-31
FHP INTERNATIONAL CORP
filed 1994-02-14
CIK 793499

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                           _______________________

       (Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 1993

                                      OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to ____________

       Commission file number 0-14796


                          FHP INTERNATIONAL CORPORATION
                              a Delaware Corporation
                  I.R.S. Employer Identification No. 33-0072502


               9900 Talbert Avenue, Fountain Valley, CA  92708-8000
               (Address of principal executive offices)  (Zip Code)
                                  (714) 963-7233
               (Registrant's telephone number, including area code)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes  X  No ___.


       The registrant had 32,121,482 shares of common stock, par value $0.05 per share, outstanding at February 10, 1994.

                                 The Exhibit Index Appears on Page 17

                        PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements

                         FHP INTERNATIONAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                  ASSETS


(amounts in thousands,                       December 31,           June 30,
 except share data)                              1993                1993
                                             _____________         __________


Cash and cash equivalents                    $  173,269            $  2,700
Short-term investments                          187,474             174,057
Accounts receivable (net of
  allowance for doubtful
  accounts of $10,791 and $7,147
  at December 31, 1993 and
  June 30, 1993, respectively)                   62,135              56,288
Inventories                                      12,511              11,658
Other current assets (Note 4)                    26,468              22,167
                                               __________           ________

    Total current assets                        461,857              266,870
                                               __________           ________

Property and equipment                          486,460              455,915
 Less accumulated depreciation
   and amortization                             128,238              109,607
                                               __________           ________

Property and equipment, net                     358,222              346,308
                                               __________           ________

Long-term investments                            76,245               38,723
Restricted investments                           75,153               67,025
Other assets (Notes 4 & 7)                       35,419               26,758
                                               __________           ________


    Total assets                             $1,006,896             $745,684
                                             ============           ========


__________
See accompanying notes to consolidated financial statements.

                         FHP INTERNATIONAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

(amounts in thousands,                        December 31,      June 30,
 except share data)                               1993            1993
                                             _____________      ________
Current portion of long-term
  obligations                                $      147         $  2,474
Accounts payable                                 29,617           39,935
Medical claims payable                          168,384          149,060
Accrued salaries and employee
  benefits                                       84,640           69,940
Deferred premiums                               143,633           17,678
Other current liabilities                        17,267           16,817
                                               __________       ________
    Total current liabilities                   443,688          295,904

Long-term obligations                           103,064           20,802
Other liabilities                                72,519           64,556
                                               __________       ________

    Total liabilities                           619,271          381,262
                                               __________       ________
Commitments and contingencies
  (Note 6)

Stockholders' equity:

 Preferred stock, $0.05 par value;
   5,000,000 shares authorized;
   none outstanding

 Common stock, $0.05 par value;
   70,000,000 shares authorized;
   33,109,582 and 32,836,079 shares
   issued at December 31, 1993 and
   June 30, 1993, respectively                    1,655           1,642
 Paid-in capital                                224,066         222,375
 Retained earnings                              161,904         140,405
                                               _________        _______
 Total stockholders' equity                     387,625         364,422
                                               _________        _______

 Total liabilities and
   stockholders' equity                      $1,006,896        $745,684
                                             ==========        ========

__________
See accompanying notes to consolidated financial statements.

                         FHP INTERNATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                    (unaudited)


                                                      For The
(amounts in thousands,                          Three Months Ended
 except per share data)                           December 31,
                                              ________________________

                                            1993                    1992
                                          ________                ________

Revenue                                   $591,107                $464,509
                                          ________                ________

Expenses:
  Primary health care                      472,349                 373,368
  Other health care                         22,779                  20,587
  General, administrative and
    marketing                               82,295                  64,294
                                          ________                ________


    Total expenses                         577,423                 458,249
                                          ________                ________


Operating income                            13,684                   6,260

Interest income, net (Note 5)                3,207                   3,450
                                          ________                ________


Income before income taxes                  16,891                   9,710
Provision for income taxes (Note 4)          6,638                   3,559
                                          ________                ________


Net income                                $ 10,253                $  6,151
                                          ========                ========

Earnings per share (Note 2)                 $ 0.31                  $ 0.19
                                            ======                  ======

Weighted average number of common
  shares and common share
  equivalents                               33,533                  33,233
                                            ======                  ======


__________
See accompanying notes to consolidated financial statements.

                         FHP INTERNATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                    (unaudited)


                                                      For The
(amounts in thousands,                            Six Months Ended
 except per share data)                              December 31,
                                          _______________________________

                                            1993                   1992
                                         __________              ________


Revenue                                  $1,167,486              $908,676
                                         __________              ________

Expenses:
  Primary health care                       934,219               731,191
  Other health care                          45,831                41,507
  General, administrative and
   marketing                                160,268               123,452
                                         __________              ________



    Total expenses                        1,140,318               896,150
                                         __________              ________


Operating income                             27,168                12,526

Interest income, net (Note 5)                 7,331                 7,300
                                         __________              ________


Income before income taxes                   34,499                19,826
Provision for income taxes (Note 4)          13,000                 7,231
                                         __________               _______



Net income                               $   21,499              $ 12,595
                                         ==========              ========

Earnings per share (Note 2)                  $ 0.64                $ 0.38
                                             ======                ======

Weighted average number of common
  shares and common share
  equivalents                                33,515                33,059
                                             ======                ======


__________
See accompanying notes to consolidated financial statements.

                          FHP INTERNATIONAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                                       For The
                                                   Six Months Ended
(amounts in thousands)                               December 31,
                                                ______________________

                                               1993                1992
                                             ________            ________
 Operating Activities
  Net income                                 $ 21,499            $ 12,595
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization             21,104              14,379
      Loss on disposal of equipment             1,285                 427
     Amortization of restricted stock awards                          220
      Deferred income taxes                    (1,948)               (111)

     Effect on cash of changes in
     operating assets and liabilities,
      net of effects of purchase of Colorado
      health maintenance organization (HMO)
     (Note 7):
        Accounts receivable, net              (5,706)             (1,585)
        Inventories                             (853)             (1,429)
        Other current assets                  (4,492)               (959)
        Other assets                          (3,814)            (17,237)
         Accounts payable                    (10,671)             (1,766)
        Medical claims payable                17,553               3,040
        Accrued salaries and employee
         benefits                             14,700               2,834
        Deferred premiums                    125,805             112,938
        Other liabilities                      8,386               6,508
                                            ________            ________
  Net cash provided by operating
   activities                                182,848             129,854
                                            ________            ________
Investing Activities
  Increase in short-term investments          (9,588)               (706)
  Purchases of property and equipment        (35,416)            (44,361)
  Increase in long-term and
   restricted investments                    (45,495)            (21,172)
  Purchase of Colorado HMO
   (net of cash acquired)                     (3,419)
  Payments received on notes receivable
   from Employee Stock Ownership Trust                             4,150
                                            ________            ________

  Net cash used in investing activities      (93,918)            (62,089)
                                            ________            ________

                          FHP INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (unaudited)

                                                      For The
                                                  Six Months Ended
(amounts in thousands)                               December 31,
                                              ________________________
                                              1993                1992
                                            _________           ________

Financing Activities

  Issuance of common stock                   $     13           $     15
  Proceeds from issuance of Senior Notes      100,000
  Payments on long-term obligations           (20,065)            (1,896)
  Exercise of stock options                     1,691              1,559
                                             ________           ________


  Net cash provided by (used in)
   financing activities                        81,639               (322)
                                             ________           ________

Increase in cash and cash
 equivalents                                  170,569             67,443
Cash and cash equivalents at beginning
 of period                                      2,700             73,560
                                             ________           ________

Cash and cash equivalents at end of period   $173,269           $141,003
                                             ========           ========

Supplemental cash flow information:
  Interest payments (net of portion
    capitalized)                             $  2,476           $  1,147
  Income tax payments (net of refunds)       $ 17,803           $ 13,142


Note: Certain amounts previously classified as property, plant and equipment of $3,039,000 were reclassified to other assets during the six months ended December 31, 1993.

__________
See accompanying notes to consolidated financial statements.

                          FHP INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1.  Accounting Policies

       Interim periods are viewed as an integral part of the annual period of FHP International Corporation and subsidiaries (the "Company"). Accordingly, the results for the interim periods reported are based on the accounting principles and practices followed by the Company as presented in its Annual Report on Form 10-K for the year ended June 30, 1993. In the opinion of management, all adjustments necessary to fairly present the financial position and the results of operations for the three and six months ended December 31, 1993 and 1992 are included in these consolidated financial statements.


NOTE 2.  Earnings Per Share

       Earnings per share for the three and six months ended December 31, 1993 and 1992 are computed by dividing net income by the weighted average number of common shares and dilutive common stock options, which are considered common share equivalents, outstanding during the periods.


NOTE 3.  Reclassifications

       Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.


NOTE 4.  Income Taxes

       The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 109, Accounting for Income Taxes, effective as of July 1, 1993. This Statement supersedes Accounting Principles Board (APB) Opinion No. 11, Accounting for Income Taxes. Under SFAS No. 109, income taxes are recognized for (a) the amount of taxes payable or refundable for the current year, and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The effects of income taxes are measured based on enacted tax law and rates. No cumulative effect of the accounting change was recorded because the amount of deferred tax assets and liabilities computed under the new method is not significantly different from the amount recorded under the former method using APB Opinion No. 11.

                        FHP INTERNATIONAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (unaudited)

NOTE 5.  Capitalized Interest

       The Company capitalizes interest costs as part of the cost of constructing major facilities. Interest costs of $100,000 and $700,000 were capitalized during the three months ended December 31, 1993 and 1992, respectively. Interest costs of $496,000 and $1,421,000 were capitalized during the six months ended December 31, 1993 and 1992 respectively.

NOTE 6.  Commitments and Contingencies

       During the ordinary course of business, the Company and its subsidiaries have become party to pending and threatened legal actions and proceedings, a significant portion of which involve alleged claims of medical malpractice. Management is of the opinion that the outcome of such legal actions and proceedings will not have a material effect on the consolidated financial statements of the Company and its subsidiaries.


NOTE 7.  Acquisition

       In October 1993, the Company acquired an approximately 4,700-member health maintenance organization based in Denver, Colorado for approximately $3.5 million. The acquisition, which has been accounted for as a purchase, was financed through cash generated from operations of the Company. As a result of the purchase, the Company recorded costs in excess of net assets acquired of approximately $1,000,000. The
Company also obtained a covenant not to compete for which it paid
$500,000.


NOTE 8.  Subsequent Event

       On January 10, 1994, the Company announced it had reached an agreement in principle to acquire TakeCare, Inc. ("TakeCare"), a health maintenance organization serving over 755,000 commercial members in California, Colorado, Illinois and Ohio. The agreement in principle called for aggregate consideration of more than $800 million, or $62 per share of TakeCare common stock. Under the terms of the agreement in principle, TakeCare was required to negotiate exclusively with the Company through February 7, 1994.

       On February 8, 1994, TakeCare announced that it had not entered into a definitive merger agreement with the Company and that, as a result, the agreement in principle with the Company had terminated. TakeCare also announced that its Board of Directors had concluded that TakeCare should engage in discussions with other companies that have expressed an interest in acquiring TakeCare before the TakeCare Board of Directors reaches a decision as to the execution of any further agreement relating to the sale or merger of TakeCare.

       Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

                 Three Months Ended December 31, 1993 Compared to
                      the Three Months Ended December 31, 1992

Revenue

       Substantially all of the Company's revenue is generated by premiums received for health care services provided to its HMO members. Revenue for the three months ended December 31, 1993 totaled $591.1 million, increasing 27.3% over revenue of $464.5 million for the same period in the previous fiscal year.

       Approximately 4.0% of the Company's revenue for the three months ended December 31, 1993 was derived from its subsidiaries' indemnity health and life insurance and workers' compensation products. This compares to 3.4% for the same period during the previous fiscal year. This increase reflected the March 1993 acquisition of an insurance company specializing in providing workers' compensation coverage.

       Commercial HMO revenue growth for the three months ended December 31, 1993 was generated by membership increases and premium rate increases. Commercial per member per month revenue on average increased 3.0% over the prior year period, and is expected to average approximately the same over the balance of fiscal 1994. The Company's ability to increase commercial HMO premiums continues to be impacted by increasing competition among HMOs and insurers in the Company's service areas and by pressure from some large employers and other groups to minimize rate increases or even reduce existing rates. The Company expects to mitigate this impact by restructuring HMO benefits, and offering additional managed care products and services.

       Senior Plan revenue growth for the three months ended December 31, 1993 was generated by membership increases and rate increases on premiums paid to the Company by the Health Care Financing Administration ("HCFA") for its Senior Plan members (individuals eligible for benefits under the federal Medicare program). Revenue per Senior Plan member is substantially higher than revenue per commercial plan member because Senior Plan members use substantially more health care services.

       The Company receives Senior Plan premium rate increases on January 1 of each year. Effective January 1, 1993, the Company received an average 11.6% rate increase. Effective January 1, 1994, the Company will receive an average annual premium rate increase of approximately
2.0% for its Senior Plan members. In an effort to offset this low rate increase, the Company has modified Senior Plan benefits and introduced new premium plans for Senior Plan members.

HMO Membership

       The Company experienced a 13.7% growth in total HMO membership to 877,000 members at December 31, 1993 from 771,000 members at December 31, 1992. Senior Plan membership increased by 16.4% to 319,000 from 274,000, primarily in the Company's IPA and mixed models in California, Arizona and Nevada. Commercial plan membership increased by 12.3% to 558,000 from 497,000, primarily in the Company's IPA and mixed models in California and Nevada and in the staff model in Utah. Total staff model membership grew 4.5% to 345,000 at December 31, 1993 from 330,000 at December 31, 1992. Total IPA and mixed model membership grew 20.6% to 532,000 at December 31, 1993 from 441,000 at December 31, 1992. In addition, in October 1993, the Company acquired an approximately 4,700-member HMO in Denver, Colorado.

        During the last three fiscal quarters, the Company has experienced declining membership in certain staff model medical centers in Southern California. The decline has been primarily among commercial members and management believes this has been caused by increased competition, the economic recession and substantial employment reductions in several industry sectors. In January 1994, effective in the third quarter of fiscal 1994, the Company signed a contract with the California
Department of Health Services that will allow it to enroll up to a maximum of 10,000 Medi-Cal beneficiaries in Los Angeles County. The Medi-Cal members will be served by the Company's five staff model medical centers in Los Angeles County. Enrollment is expected to build slowly over calendar 1994. In Arizona, commercial enrollment growth slowed to approximately 3.8% over the year ended December 31, 1993, due primarily to aggressive pricing by major competitors and a maturing market. The Company's Senior Plan growth in Arizona has been constrained by a HCFA rule that senior membership may not exceed commercial membership. At December 31, 1993, Senior Plan membership in Arizona equalled commercial membership.

Cost of Health Care

       Health care costs increased 25.7% to $495.1 million for the three months ended December 31, 1993 from $394.0 million for the three months ended December 31, 1992. Health care costs decreased as a percent of revenue to 83.8% in the current period from 84.8% in the same period last year. This decrease resulted primarily from lower hospital costs in the Company's California, Arizona, and New Mexico regions, as well as a decrease in pharmacy and health care operations costs as a percentage
of revenue.   Although the Company's California staff model operations
continued to be unfavorably impacted by fixed operating and delivery system costs in certain medical centers, health care costs as a percentage of revenue improved over the prior year period. The Company's Utah operations incurred higher health care costs as a percentage of revenue mainly due to the opening of a new hospital in August 1993.

General, Administrative and Marketing Costs

       General, administrative and marketing ("G & A") expenses increased 28.0% to $82.3 million for the second quarter of fiscal 1994 from $64.3 million for the second quarter of fiscal 1993. The increase resulted primarily from growth in the Company's operations, increased advertising expenses, costs associated with a small reduction in the Company's work force, and the inclusion of G & A costs for Great States Insurance Company ("GSIC") which was acquired in March 1993. G & A expenses for the three months ended December 31, 1993 increased slightly as a percentage of revenue to 13.9% from 13.8% for the same period in the prior year.

                     Six Months Ended December 31, 1993
              Compared to the Six Months Ended December 31, 1992

Revenue

       Revenue for the six months ended December 31, 1993 totaled $1,167.5 million, increasing 28.5% over revenue of $908.7 million for the same period in the previous year. Approximately 4.5% of the revenue for the six months ended December 31, 1993, was related to the Company's indemnity health insurance, workers' compensation and life insurance programs.

Cost of Health Care

       Health care costs increased 26.8% to $980.1 million for the six months ended December 31, 1993, from $772.7 million for the comparable six months ended December 31, 1992. Health care costs during the six-month period decreased to 83.9% of total revenue from 85.0% of total revenue in the same period last year primarily as a result of lower hospital and health care operations costs. Although the Company's California staff model operations continued to be unfavorably impacted by fixed operating and delivery system costs in certain medical centers, health care costs as a percentage of revenue improved over the prior year period. The Company's Utah operations incurred higher health care costs as a percentage of revenue mainly due to the opening of a new hospital in August 1993.

General, Administrative and Marketing Costs

       G & A expenses increased 29.8% to $160.3 million from $123.5 million in the previous year, due to continuing expansion of the Company's operations. G & A expenses were 13.7% of total revenue for the six months ended December 31, 1993 versus 13.6% of total revenue for the comparable period in the previous year. The increase resulted primarily from the inclusion of G & A costs for GSIC which was acquired in March 1993.

Interest Income

       Net interest income was $7.3 million in the first half of fiscal 1994 versus $7.3 million in the first half of fiscal 1993. Net interest income remained constant primarily as the result of higher average invested cash balances during the period offset by the interest expense of the $100 million of 7% senior 10-year notes (the "Notes") issued in September 1993. Also, capitalized interest decreased approximately $1.0 million year-over-year, due to the completion of several major construction projects.

Liquidity and Capital Resources

       The Company's cash, cash equivalents and short-term investments increased by $183.9 million to $360.7 million at December 31, 1993 from $176.8 million at June 30, 1993. This increase reflects the early receipt in December 1993 of $130.0 million in premiums from HCFA due on January 1, 1994 for medical services to be provided to Senior Plan members in January 1994. Other major sources of cash during the six months ended December 31, 1993, included cash generated from operations of $52.8 million (excluding the early receipt of the HCFA premiums of $130.0 million) and net proceeds from the "Notes" in September 1993. Major uses of cash during the period included $35.4 million for capital expenditures and $45.5 million in long-term and restricted investments.

       The Company generally receives premiums on a prepaid basis and therefore operates with relatively large cash balances. The Company believes that the cash flow generated by its operations, current cash balances and short-term investments will be sufficient to fund continuing operations during fiscal 1994.

       The net proceeds from the sale of the Notes was used to repay, in full, certain outstanding indebtedness of approximately $21 million.
The Company has used $25.0 million of the remaining net proceeds to increase the net surplus of an indirect insurance subsidiary of the Company, with the balance available for general corporate purposes, including possible acquisitions.

Effects of Regulatory Changes and Inflation

       Effective January 1, 1994, the Company will receive an average annual premium rate increase of approximately 2.0% for its Senior Plan members. Over calendar years 1992 and 1993, average annual Senior Plan premium increases granted by HCFA were approximately 5.0% and 11.6%, respectively. The Company periodically evaluates the effects of HCFA premium adjustments on its liquidity and capital resources, and incorporates the actual and anticipated impact of such adjustments into its planning process.

Effects of Southern California Earthquake

       The Company is currently assessing the impact of the January, 1994, earthquake in Southern California. After the earthquake, the Company experienced an interruption in its rate of enrollment in the effected areas of Southern California. The Company also lost some contract provider and contract hospital capacity, and experienced some temporary increase in emergency room usage. One company-operated facility was temporarily affected. At this time, the Company does not have sufficient information to fully assess the effect of the earthquake on the Company's earnings for the year. However, management does not believe the effect of the earthquake will have a material adverse effect on the consolidated financial position of the Company.

                        PART II - OTHER INFORMATION

Item 1.            Legal Proceedings.

                   Information relating to certain litigation as set forth in
Note 6 of Notes to Consolidated Financial Statements in Part I of this report is incorporated herein by this reference.

Item 2.            Changes in Securities.


                   None.

Item 3.            Defaults Upon Senior Securities.

                   None.

Item 4.            Submission of Matters to a Vote of Security Holders.

                   (a) The Annual Meeting of Stockholders was held on November 18, 1993.

                   (b) Burke F. Gumbiner and Warner Heineman were elected as Directors to serve three-year terms ending in 1996. Other Directors whose terms of office continued after the meeting were Westcott W. Price
III, Joseph F. Prevratil, Mark Hacken, Robert Gumbiner and Richard M.
Rodnick.

                   (c) The Stockholders elected Burke F. Gumbiner as a Director by vote of 22,897,884 for and 193,189 authority withheld. The Stockholders elected Warner Heineman as a Director by a vote of 22,859,096 for and 231,977 authority withheld.

                   The Stockholders approved by a vote of 22,996,609 for, 48,255 against, 46,197 abstaining and 12 broker non-votes, the ratification of the appointment of Deloitte & Touche as independent auditors of the Company for the fiscal year ending June 30, 1994.

Item 5.            Other Information.

                   Information relating to the possible acquisition of TakeCare, Inc. as set forth in Note 8 of Notes to Consolidated Financial Statements in Part I of this report is incorporated herein by this reference.

Item 6.            Exhibits and Reports on Form 8-K.

                   (a)    Exhibits.  See Index to Exhibits at
                          page 17 of this report.

                   (b)    Reports on Form 8-K.  None filed during
                          the second quarter of Fiscal 1994.

                               Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      FHP INTERNATIONAL CORPORATION



Dated:  February 14, 1994                       By:  /s/  VALERIE A. FLETCHER

                                                ________________________________
                                                Valerie A. Fletcher, Controller
                                                (Chief Accounting Officer)

                                           INDEX TO EXHIBITS



Exhibit
Number


 *4.1 Specimen Common Stock Certificate (Exhibit 4.1 to Form S-3 Registration Statement No. 33-39984).


  4.2 Registrant agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Registrant, the authorized principal amount of which does not exceed 10% of total assets of Registrant.


 10.1 Employment Contract dated as of November 1, 1993, between the Company, FHP, Inc. and Mark B. Hacken.


 11.1      Statement Re:  Computation of Earnings Per Share.