Form 10-Q
period 1994-03-31
FHP INTERNATIONAL CORP
filed 1994-05-13
CIK 793499

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                       ___________________________

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No    .


The registrant had 33,158,269 shares of common stock, par value $0.05 per share, outstanding at May 10, 1994.

                The Exhibit Index Appears on Page 19
                   PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements

                     FHP INTERNATIONAL CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                     ASSETS


(amounts in thousands,                        March 31,            June 30,
 except share data)                             1994                 1993
                                             __________            ________


Cash and cash equivalents                    $  194,884            $  2,700
Short-term investments                          172,733             174,057
Accounts receivable (net of
  allowance for doubtful
  accounts of $11,792 and $7,147
  at March 31, 1994 and
  June 30, 1993, respectively)                   70,761              56,288
Inventories                                      12,566              11,658
Other current assets                             30,312              22,167
                                               ________             _______

    Total current assets                        481,256             266,870
                                               ________             _______

Property and equipment                          506,811             455,915
 Less accumulated depreciation
   and amortization                             138,154             109,607
                                               ________             _______

Property and equipment, net                     368,657             346,308
                                               ________             _______

Long-term investments                            78,629              38,723
Restricted investments                           75,418              67,025
Other assets (Note 7)                            34,535              26,758
                                               ________             _______


    Total assets                             $1,038,495            $745,684
                                             ==========            ========


__________
See accompanying notes to consolidated financial statements.

                     FHP INTERNATIONAL CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

(amounts in thousands,                         March 31,        June 30,
 except share data)                              1994             1993
                                             ___________        ________

Current portion of long-term
  obligations                                $       150        $  2,474
Accounts payable                                  35,411          39,935
Medical claims payable                           170,968         149,060
Accrued salaries and employee
  benefits                                        79,030          69,940
Deferred premiums                                146,017          17,678
Other current liabilities                         16,839          16,817
                                                ________        ________
    Total current liabilities                    448,415         295,904

Long-term obligations                            103,025          20,802
Other liabilities                                 81,958          64,556
                                                ________        ________

    Total liabilities                            633,398         381,262
                                                ________        ________

Commitments and contingencies
  (Note 6)

Stockholders' equity:

 Preferred stock, $0.05 par value;
   5,000,000 shares authorized;
   none outstanding

 Common stock, $0.05 par value;
   70,000,000 shares authorized;
   33,152,619 and 32,836,079 shares
   issued at March 31, 1994 and
   June 30, 1993, respectively                     1,658           1,642
 Paid-in capital                                 224,722         222,375
 Retained earnings                               178,717         140,405
                                                ________        ________
 Total stockholders' equity                      405,097         364,422
                                                ________         _______

 Total liabilities and
   stockholders' equity                       $1,038,495        $745,684
                                              ==========        ========

__________
See accompanying notes to consolidated financial statements.

                      FHP INTERNATIONAL CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
                              (unaudited)


                                                      For The
(amounts in thousands,                          Three Months Ended
 except per share data)                              March 31,
                                          ________________________________


                                            1994                    1993
                                          ________                ________


Revenue                                   $622,461                $535,775
                                          ________                ________

Expenses:
  Primary health care                      494,484                 422,521
  Other health care                         23,803                  22,255
  General, administrative and
    marketing                               79,818                  71,951
                                          ________                ________


    Total expenses                         598,105                 516,727
                                          ________                ________


Operating income                            24,356                  19,048

Interest income, net (Note 5)                3,342                   3,848
                                          ________                ________




Income before income taxes                  27,698                  22,896
Provision for income taxes                  10,885                   8,448
                                          ________                ________




Net income                                $ 16,813                $ 14,448
                                          ========                ========


Earnings per share (Note 2)                 $ 0.50                  $ 0.43
                                            ======                  ======

Weighted average number of common
  shares and common share
  equivalents                               33,840                  33,384
                                            ======                  ======


__________
See accompanying notes to consolidated financial statements.

                     FHP INTERNATIONAL CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
                               (unaudited)


                                                      For The
(amounts in thousands,                           Nine Months Ended
 except per share data)                               March 31,

                                         ________________________________

                                            1994                   1993
                                         __________            __________


Revenue                                  $1,789,947            $1,444,451
                                         __________            __________


Expenses:
  Primary health care                     1,428,703             1,153,712
  Other health care                          69,634                63,762
  General, administrative and
   marketing                                240,086               195,403
                                         __________            __________



    Total expenses                        1,738,423             1,412,877
                                         __________            __________



Operating income                             51,524                31,574

Interest income, net (Note 5)                10,673                11,148
                                         __________            __________




Income before income taxes                   62,197                42,722
Provision for income taxes                   23,885                15,679
                                         __________            __________



Net income                               $   38,312              $ 27,043
                                         ==========            ==========


Earnings per share (Note 2)                  $ 1.14                $ 0.82
                                             ======                ======

Weighted average number of common
  shares and common share
  equivalents                                33,659                33,159
                                             ======                ======

__________
See accompanying notes to consolidated financial statements.



                     FHP INTERNATIONAL CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (unaudited)

                                                       For The
                                                  Nine Months Ended
(amounts in thousands)                                  March 31,
                                             ____________________________

                                               1994                1993
                                             ________            ________
 Operating Activities
  Net income                                 $ 38,312            $ 27,043
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization             32,494              21,886
     Loss on disposal of equipment              1,420               1,189
     Amortization of restricted stock awards                          220
     Deferred income taxes                     (1,042)               (111)

     Effect on cash of changes in
      operating assets and liabilities,
      net of effects of purchase of Colorado
      health maintenance organization (HMO)(1994)
      (Note 7) and Great States Financial
      Corporation (1993):
        Accounts receivable, net             (14,332)              (5,296)
        Inventories                             (908)              (1,792)
        Other current assets                  (8,336)              (3,209)
        Other assets                          (4,934)             (11,692)
        Accounts payable                      (4,877)               3,385
        Medical claims payable                20,137               15,773
        Accrued salaries and employee
         benefits                              9,090                 (711)
        Deferred premiums                    128,189                4,224
        Other liabilities                     17,397                5,309
                                             _______             ________



  Net cash provided by operating
   activities                                212,610               56,218
                                             _______             ________
Investing Activities
  Decrease (increase) in short-term
   investments                                 5,153               (5,164)
  Purchases of property and equipment        (56,278)             (61,196)
  Increase in long-term and
   restricted investments                    (48,144)             (25,502)
  Purchase of Colorado HMO
   (net of cash acquired)                     (3,419)
  Purchase of Great States Financial
   Corporation, net of cash acquired                              (21,706)
  Payments received on notes receivable
   from Employee Stock Ownership Trust                              4,150
                                             _______             ________

  Net cash used in investing activities     (102,688)            (109,418)
                                             _______             ________



                         FHP INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (unaudited)

                                                      For The
                                                 Nine Months Ended
(amounts in thousands)                                  March 31,
                                            ____________________________
                                              1994                1993
                                            _________           ________

Financing Activities

  Issuance of common stock                   $     16           $     19
  Proceeds from issuance of Senior Notes      100,000
  Payments on long-term obligations           (20,101)            (1,953)
  Proceeds from exercise of stock options       2,347              1,971
                                             ________           ________



  Net cash provided by financing
   activities                                  82,262                 37
                                             ________           ________

Increase (decrease) in cash and cash
 equivalents                                  192,184            (53,163)
Cash and cash equivalents at beginning
 of period                                      2,700             73,560
                                             ________           ________

Cash and cash equivalents at end of period   $194,884           $ 20,397
                                             ========           ========

Supplemental cash flow information:
  Interest payments (net of portion
    capitalized)                             $  4,292           $  1,678
  Income tax payments (net of refunds)       $ 25,566           $ 17,851


Note: Certain amounts previously classified as property, plant and equipment of $3,039 were reclassified to other assets during the nine months ended March 31, 1994.



__________
See accompanying notes to consolidated financial statements.
                          FHP INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.  Accounting Policies

     Interim periods are viewed as an integral part of the annual period of FHP International Corporation and subsidiaries (the "Company"). Accordingly, the results for the interim periods reported are based on the accounting principles and practices followed by the Company as presented in its Annual Report on Form 10-K for the year ended June 30, 1993. In the opinion of management, all adjustments necessary to fairly present the financial position and the results of operations for the three and nine months ended March 31, 1994 and 1993 are included in these consolidated financial statements.


NOTE 2.  Earnings Per Share

     Earnings per share for the three and nine months ended March 31, 1994 and 1993 are computed by dividing net income by the weighted average number of common shares and dilutive common stock options, which are considered common share equivalents, outstanding during the periods.


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

                        FHP INTERNATIONAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (unaudited)


NOTE 5.  Capitalized Interest

     The Company capitalizes interest costs as part of the cost of constructing major facilities. Interest costs of $100,000 and $588,000 were capitalized during the three months ended March 31, 1994 and 1993, respectively. Interest costs of $596,000 and $2,009,000 were capitalized during the nine months ended March 31, 1994 and 1993 respectively.


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


NOTE 7.  Acquisition

     In October 1993, the Company acquired a health maintenance organization based in Denver, Colorado for approximately $3.5 million.
The acquisition, which has been accounted for as a purchase, was financed through cash generated from operations of the Company. As a result of the purchase, the Company recorded costs in excess of net assets acquired of approximately $1,000,000. The Company also obtained a covenant not to compete for which it paid $500,000.


NOTE 8.  Proposed Acquisition

     On March 4, 1994, the Company and TakeCare, Inc. ("TakeCare") jointly announced the execution of a definitive merger agreement. TakeCare is a health maintenance organization serving approximately 788,000 commercial members in California, Colorado, Illinois and Ohio. The definitive merger agreement calls for aggregate consideration of more than $1 billion or approximately $80 per share of TakeCare common stock.

     The merger is subject to the approval of the shareholders of both the Company and TakeCare. Shareholder meetings are scheduled for both companies on June 10, 1994. The merger is also subject to the approval of regulatory agencies in California, Colorado, Arizona, Illinois and Ohio. If all requisite government agency and shareholder approvals are received in time, the merger is expected to close late in the fourth quarter of fiscal 1994.

       Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

                 Three Months Ended March 31, 1994 Compared to
                      the Three Months Ended March 31, 1993

Revenue

     Substantially all of the Company's revenue is generated by premiums received for health care services provided to its HMO members. Revenue for the three months ended March 31, 1994 totaled $622.5 million, increasing 16.2% over revenue of $535.8 million for the same period in the previous fiscal year.

     Approximately 4.4% of the Company's revenue for the three months ended March 31, 1994 was derived from its subsidiaries' indemnity health and life insurance and workers' compensation insurance products. This compares to 4.2% for the same period during the previous fiscal year.

     Commercial HMO revenue growth for the three months ended March 31, 1993 was generated by membership increases and premium rate increases. Commercial per member per month revenue on average increased approximately 3.0% over the same period during the prior fiscal year, and is expected to average approximately the same over the remainder of calendar 1994. The Company's ability to increase commercial HMO premiums continues to be impacted by increasing competition among HMOs and insurers in the Company's service areas and by pressure from some large employers and other groups to minimize rate increases or even reduce existing rates.
The Company expects to mitigate this impact by restructuring HMO benefits, and offering additional managed care products and services.

     Senior Plan revenue growth for the three months ended March 31, 1994 was generated by membership increases and rate increases on premiums paid to the Company by the Health Care Financing Administration ("HCFA") for its Senior Plan members (individuals eligible for benefits under the federal Medicare program). Revenue per Senior Plan member is substantially higher than revenue per commercial plan member because Senior Plan members use substantially more health care services.

     The Company receives Senior Plan premium rate increases on January 1 of each year. The Company received an average 2.0% rate increase effective January 1, 1994 compared to 11.6% for the previous year. The Company believes the impact of this increase has largely been offset by its cost sharing arrangements with contract providers. Contract providers serve over 80% of Senior Plan members.

HMO Membership

     The Company experienced a 10.5% growth in total HMO membership to 906,000 members at March 31, 1994 from 820,000 members at March 31, 1993. Senior Plan membership increased by 12.8% to 325,000 from 288,000, primarily in the Company's IPA and mixed model operations in California, Arizona and Nevada. Commercial plan membership increased by 9.2% to 581,000 from 532,000, primarily in the Company's IPA and mixed model operations in California and Nevada, in the staff model in Utah and due to the addition of approximately 6,000 members enrolled in the recently acquired Colorado HMO. Total staff model membership grew 2.1% to 346,000 at March 31, 1994 from 339,000 at March 31, 1993. Total IPA and mixed model membership grew 16.4% to 560,000 at March 31, 1994 from 481,000 at March 31, 1993.

     During the last four fiscal quarters, the Company has experienced declining membership in certain staff model medical centers in Southern California. The decline has been primarily among commercial members and management believes this has been caused by increased competition, the economic recession and substantial employment reductions in several industry sectors. The Company also experienced a slight decrease in California Senior Plan staff model enrollment compared to the third quarter of fiscal 1993. In Arizona, commercial enrollment growth slowed to approximately 5.7% over the year ended March 31, 1994, due primarily to aggressive pricing by major competitors. The Company's Senior Plan growth in Arizona has been constrained by a HCFA rule that Senior Plan membership may not exceed commercial membership. At March 31, 1994, commercial membership exceeded Senior Plan membership in Arizona by approximately 2,100 members.

Cost of Health Care

     Health care costs increased 16.5% to $518.3 million for the three months ended March 31, 1994 from $444.8 million for the three months ended March 31, 1993. Health care costs increased as a percent of revenue to 83.3% in the current period from 83.0% in the same period of the last fiscal year. The increase as a percent of revenue reflected lower premium rate increases in the Medicare risk and commercial businesses. In addition, higher hospital costs in the Company's Utah, Arizona and Nevada regions as well as higher contract physician costs in all regions except the California IPA operations contributed to this increase. The higher hospital costs in the Utah region are expected to continue during the fourth quarter as the region transitions from utilization of contract hospitals to the FHP owned hospital opened in August 1993. The increases noted were offset partially by cost decreases as a percentage of revenue in health care operations and ancillary health care services. Although the Company's California staff model operations continued to be unfavorably impacted by fixed operating and delivery system costs in certain medical centers, health care costs as a percentage of revenue remained the same as the prior fiscal year period.

     The January 1994 earthquake in Southern California did not significantly impact the Company's consolidated financial position. Although there was temporary loss of contract provider and hospital capacity and an increase in emergency room usage in Los Angeles County and an overall slowdown in the enrollment process during January, the Company's cost of health care in Southern California (staff and IPA combined) improved as a percentage of revenue compared to the prior year period.

General, Administrative and Marketing Costs

     General, administrative and marketing ("G & A") expenses increased 10.9% to $79.8 million for the third quarter of fiscal 1994 from $72.0 million for the third quarter of fiscal 1993. The increase resulted primarily from growth in the Company's operations, increased advertising expenses, and the inclusion of G & A costs for Great States Insurance Company ("GSIC") which was acquired in March 1993. G & A expenses for the three months ended March 31, 1994 decreased as a percentage of revenue to 12.8% from 13.4% for the same period in the prior fiscal year in part reflecting the benefit of the Company's second quarter of fiscal 1994 reduction in force which slowed the growth of G & A expenses.

                    Nine Months Ended March 31, 1994
            Compared to the Nine Months Ended March 31, 1993

Revenue

     Revenue for the nine months ended March 31, 1994 totaled $1,789.9 million, increasing 23.9% over revenue of $1,444.5 million for the same period in the previous year. Approximately 4.5% of the revenue for the nine months ended March 31, 1994, was related to the Company's indemnity health and life insurance and workers' compensation insurance products.

Cost of Health Care

     Health care costs increased 23.1% to $1,498.3 million for the nine months ended March 31, 1994, from $1,217.5 million for the comparable nine months ended March 31, 1993. Health care costs during the nine month period decreased to 83.7% of total revenue from 84.3% of total revenue in the same period last year primarily as a result of lower health care operations costs offset by an increase in contract physician costs. Although the Company's California staff model operations continued to be unfavorably impacted by fixed operating and delivery system costs in certain medical centers, its health care costs as a percentage of revenue improved over the prior year period. The Company's Utah operations incurred higher health care costs as a percentage of revenue primarily due to the continuing transition from contract hospitals to the FHP owned hospital opened in August 1993.

General, Administrative and Marketing Costs

     G & A expenses increased 22.9% to $240.1 million from $195.4 million in the previous year, due to continuing expansion of the Company's operations. G & A expenses were 13.4% of total revenue for the nine months ended March 31, 1994 versus 13.5% of total revenue for the comparable period in the previous year. The decrease resulted primarily from a reduction in sales expenditures as a percentage of revenue and the Company's second quarter of fiscal 1994 reduction in force.

Interest Income

     Net interest income was $10.7 million for the nine months ended March 31, 1994 as compared to $11.1 million for the same period in the previous year. Net interest income decreased primarily as the result of the interest expense of the $100 million of 7% senior 10-year notes (the "Notes") issued in September 1993 offset by higher average invested cash balances during the period. Also, capitalized interest decreased approximately $1.4 million year-over-year, due to the completion of several major construction projects.

Liquidity and Capital Resources

     The Company's cash, cash equivalents and short-term investments increased by $190.8 million to $367.6 million at March 31, 1994 from $176.8 million at June 30, 1993. This increase reflects the receipt in March 1994 of $131.0 million in premiums from HCFA due on April 1, 1994 for medical services to be provided to Senior Plan members in April 1994. Other major sources of cash during the nine months ended March 31, 1994, included cash generated from operations of $81.6 million (net of the early receipt of the HCFA premium of $131.0 million) and net proceeds from the Notes in September 1993. Major uses of cash during the period included $56.3 million for capital expenditures and $48.1 million in transfers to long-term and restricted investments.

     The net proceeds from the sale of the Notes were used to repay, in full, certain outstanding indebtedness of approximately $21 million. The Company has used $25 million of the remaining net proceeds to increase the net surplus of an indirect insurance subsidiary of the Company, with the balance available for general corporate purposes, including possible acquisitions.

     The Company generally receives premiums on a prepaid basis and therefore operates with relatively large cash balances. The Company believes that the cash flow generated by its operations, current cash balances and short-term investments will be sufficient to fund continuing operations during the remaining quarter of fiscal 1994.

     In March 1994, the Company entered into a $350 million Credit Agreement with several banks in connection with the TakeCare merger. The Company intends to fund the cash portion of the merger with $100 million of internally generated funds and by drawings under the Credit Agreement. The Credit Agreement provides for a $250 million five-year term loan facility and a $100 million five-year revolving credit facility. The Credit Agreement contains financial and other covenants, including limitations on indebtedness, liens, dividends, sale and lease-back transactions and certain other transactions.

Effects of Regulatory Changes and Inflation

     Effective January 1, 1994, the Company received an average annual premium rate increase of approximately 2.0% for its Senior Plan members. Over calendar years 1992 and 1993, average annual Senior Plan premium increases granted by HCFA were approximately 5.0% and 11.6%, respectively. The Company periodically evaluates the effects of HCFA premium adjustments on its liquidity and capital resources, and incorporates the actual and anticipated impact of such adjustments into its planning process.

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

          None.


Item 3.   Defaults Upon Senior Securities.

          None.


Item 4.   Submission of Matters to a Vote of Security Holders.

          None.


Item 5.   Other Information.

     On March 3, 1994, the Company, its wholly-owned subsidiary, FHP Sub, Inc. ("FHP Sub") and TakeCare executed an Agreement and Plan of Merger
(the "Merger Agreement"), pursuant to which (i) TakeCare will be merged with and into FHP Sub (the "Merger"); (ii) the name of FHP Sub will be changed to TakeCare, Inc.; and (iii) each outstanding share of common stock of TakeCare will be converted into the right to receive merger consideration composed of a combination of the Company's common stock, its Series A cumulative convertible preferred stock (the "Convertible Merger Preferred Stock") and either cash or the Company's Series B adjustable rate cumulative preferred stock (the "Non-Convertible Merger Preferred Stock").

     Pursuant to the Merger Agreement and to facilitate the payment of the cash portion of the merger consideration contemplated thereunder, the Company entered into a Credit Agreement, dated as of March 24, 1994 (the "Credit Agreement") among the Company, the lenders named therein (the "Lenders") and Chemical Bank, as Administrative Agent ("Chemical"). The Company will not borrow under the Credit Agreement until the Merger becomes effective (the "Effective Time").

     The Credit Agreement provides for a $250 million five-year term loan facility and a $100 million five-year revolving credit facility. Term loans may be borrowed from the Effective Time to December 31, 1994. The aggregate amount of the term loans outstanding on December 31, 1994 will be amortized in equal semi-annual installments, which amortization will be at the rate of $50 million a year if the aggregate amount of term loans outstanding on such date is $250 million. Revolving loans may be made at any time up to the fifth anniversary of the Effective Time, on which date all revolving loans, term loans and other amounts owed under the Credit Agreement must be paid in full.

     At the Company's election, revolving loans and terms loans may bear interest at a rate determined by reference to Chemical's Alternate Base Rate (as described below) or the Eurodollar Rate (as described below), plus, in the case of loans based on the Eurodollar Rate, an incremental per annum charge that varies based on the rating of the Company's unsecured, long-term debt. Such rating is presently BBB- from Standard & Poor's Corporation and Baa3 from Moody's Investor Service, Inc. Based on the present rating, the incremental per annum charge would be 0.375% for revolving loans and 0.600% for term loans. Chemical's Alternate Base Rate is equal to or greater than Chemical's prime rate. The Eurodollar Rate is based on the average of rates at which certain Lenders are offered dollar deposits in applicable interbank Eurodollar markets. Additionally, the Company may request that the Lenders submit interest rate bids for revolving loans. These bids will be based on either the LIBOR rate or a fixed rate, at the Company's election. It is anticipated that the bids received will result in lower interest rates than the interest rates at which all lenders are contractually obligated to lend.

     Additionally, the Company is required to pay each Lender a facility fee and a commitment fee, both of which vary based on the Company's unsecured, long-term debt rating. The Company is also obligated to pay certain amounts to Chemical for its services in syndicating the credit facilities and for its services as administrative agent.

     The Credit Agreement contains financial and other covenants, including limitations on indebtedness, liens, dividends, sale and lease-back transactions and certain other transactions. Dividends are permitted to be paid on the Convertible Merger Preferred Stock and the Non-Convertible Merger Preferred Stock, and redemptions are permitted to be made in respect of the Non-Convertible Merger Preferred Stock, in each case so long as no event of default exists under the Credit Agreement at the time of such payment or redemption, or occurs as a result of such payment or redemption. In addition, so long as no event of default exists under the Credit Agreement at the time of such payment or redemption, or occurs as a result of such payment or redemption, the Company may pay dividends on, or may redeem, the Company's Common Stock and the Company's Preferred Stock if the total cash amount of all such dividends and redemptions in any fiscal quarter does not exceed (i) 50% of the consolidated net income of the Company and its consolidated subsidiaries for the period of four consecutive fiscal quarters immediately preceding such fiscal quarter less (ii) the cash amount of all dividends paid and redemptions made by the Company (including dividends and redemption described in the immediately preceding sentence) during such four consecutive fiscal quarters in respect of the Company's Common Stock and the Company's Preferred Stock. Additionally, the Credit Agreement requires that the Company repay the loans thereunder with the net proceeds of asset sales, if any, in excess of $75 million per year. The Credit Agreement contains representations and warranties, events of defaults and conditions to lending considered by the Company to be typical for financing mergers of companies with credit standings comparable to those of the Company and TakeCare.

     Additional information relating to the proposed acquisition of TakeCare is set forth in Note 8 of Notes to Consolidated Financial Statements in Part I of this report and incorporated herein by this reference.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits. See Index to Exhibits at page 19 of this report.

          (b) Reports on Form 8-K. A current report on Form 8-K was filed on April 5, 1994 describing the amendment and restatement of the Company's Rights Agreement.




                               Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      FHP INTERNATIONAL CORPORATION



Dated:  May 13, 1994                    By:  /s/  KENNETH S. ORD
                                        __________________________________
                                        Kenneth S. Ord, Senior Vice
                                        President and Chief (Principal)
                                        Financial Officer

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

*10.1Credit Agreement dated as of March 24, 1994, among the Company, the Lenders named therein and Chemical Bank as Administrative Agent (Exhibit
     10.1 to Form 8-A filed May 9, 1994).

10.2 Form of Employment Agreement dated as of March 12, 1994 by and between the Company and 11 key executives.

11.1 Statement Re:  Computation of Earnings Per Share.



_______________________
* Document has previously been filed with the Commission and is incorporated by reference and made a part hereof.