Form 10-K
period 1994-06-30
FHP INTERNATIONAL CORP
filed 1994-09-27
CIK 793499

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1994

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM                TO

                            COMMISSION FILE NUMBER 0-14796

                             FHP INTERNATIONAL CORPORATION
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                   DELAWARE                                     33-0072502
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

                 9900 TALBERT AVENUE, FOUNTAIN VALLEY, CA 92708
         (ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES)

                                 (714) 963-7233
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK PAR VALUE $.05 PER SHARE
    SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK PAR VALUE $.05 PER SHARE SERIES B ADJUSTABLE RATE CUMULATIVE PREFERRED STOCK PAR VALUE $.05 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO
                                               ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at September 15, 1994 was $1,138,866,778.

     The Registrant had 39,360,276 shares of common stock, par value $.05 per share, outstanding at September 15, 1994.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of
Stockholders to be held on November 17, 1994 are incorporated by reference into
Part III of this report.
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

ITEM                                                                                       PAGE
- - ----                                                                                       ----
 1.    Business..........................................................................    1
 2.    Properties........................................................................    6
 3.    Legal Proceedings.................................................................    6
 4.    Submission of Matters to a Vote of Security Holders...............................    6
       Executive Officers of the Registrant..............................................    6
                                            PART II
 5.    Market for Registrant's Common Equity and Related Stockholder Matters.............    9
 6.    Selected Financial Data...........................................................    9
 7.    Management's Discussion and Analysis of Financial Condition and Results of
       Operations........................................................................    9
 8.    Financial Statements and Supplementary Data.......................................   10
 9.    Changes in and Disagreements with Accountants on Accounting and Financial
       Disclosure........................................................................   10
                                           PART III
10.    Directors and Executive Officers of the Registrant................................   10
11.    Executive Compensation............................................................   10
12.    Security Ownership of Certain Beneficial Owners and Management....................   10
13.    Certain Relationships and Related Transactions....................................   10
                                            PART IV
14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...................   11
       Signatures........................................................................   12

                                     PART I

ITEM 1. BUSINESS

(A) GENERAL DESCRIPTION OF BUSINESS

     Through its direct and indirect subsidiaries, FHP International Corporation, a Delaware corporation (the "Company"), delivers managed health care services and sells indemnity health, group life and workers' compensation insurance. The Company's oldest and largest subsidiary, FHP, Inc., a California corporation ("FHP"), is a federally qualified multistate licensed health maintenance organization ("HMO"), which has been operating managed health care programs since 1961. Unless the context otherwise requires, the term "Company" as used in this Form 10-K Annual Report refers to FHP International Corporation and its direct and indirect subsidiaries, including FHP and TakeCare, Inc. and its subsidiaries ("TakeCare").

     The Company provides a broad range of managed health care services to approximately 1,712,000 HMO members, comprised of commercial and governmental employees and Medicare beneficiaries, in California, Colorado, Arizona, Utah, Illinois, Ohio, New Mexico, Nevada and Guam. These managed health care services include ambulatory and outpatient physician care, hospital care, pharmacy, dental care, eye care, home health nursing, skilled nursing, physical therapy, psychological counseling and health education.

     The Company also offers group life and health insurance products through its insurance subsidiaries. At June 30, 1994, the Company provided group term life insurance coverage for approximately 63,000 individuals and group health and accident indemnity insurance coverage for approximately 48,000 individuals. In its 24 Hour Managed Care ProgramSM the Company offers in a single package workers' compensation coverage, HMO plans and group indemnity medical, dental and life insurance benefit plans through several of its subsidiaries. The Company also offers third party administration and utilization review services and several PPO networks.

     In October 1993, FHP acquired all of the issued and outstanding stock of Aetna Health Plans of Colorado, Inc., an IPA model HMO with approximately 4,700 members, for an aggregate purchase price, subject to adjustment, of $3.5 million. Upon consummation of the acquisition, Aetna Health Plans of Colorado, Inc. was renamed FHP of Colorado, Inc. In May 1994, FHP of Texas, Inc. became licensed as an HMO in the State of Texas and expects to begin providing healthcare to HMO members in the Houston, Texas area effective October 1, 1994.

     On June 17, 1994, the Company consummated the acquisition of TakeCare by merging TakeCare with and into a wholly-owned subsidiary of the Company. TakeCare, through its direct and indirect subsidiaries, is a managed health care company that provides comprehensive health care services to approximately 786,000 HMO members as of June 30, 1994, in California, Colorado, Illinois and Ohio. In September 1993, TakeCare acquired Comprecare, Inc. ("Comprecare"), a 178,000-member HMO in Colorado, making TakeCare the largest HMO in Colorado.

     In connection with the acquisition of TakeCare, the Company entered into a Credit Agreement, dated as of March 24, 1994 (the "Credit Agreement"), among the Company, the lenders named therein and Chemical Bank, as Administrative Agent. The Credit Agreement provides for a $250 million five-year term loan facility and a $100 million five-year revolving credit facility. The Credit Agreement contains financial and other covenants, including limitations on indebtedness, liens, dividends, sale and lease-back transactions and certain other transactions.

     At June 30, 1994, the Company had approximately 14,000 full and part-time employees. The Company's primary business activities consist of two business segments: HMO services and group life, health and accident and workers' compensation insurance. Information concerning revenue, operating profit or loss and identifiable assets of the Company's two business segments is set forth in the financial statements and relative notes included in Part II of this Form 10-K.

(B) HMO DELIVERY MODELS

     The Company operates primarily through two different HMO delivery models. The Company delivers health care services through independent practice association and group model HMOs in which the Company contracts with individual medical and dental providers, provider networks and multi-specialty medical groups to provide healthcare in facilities not operated by the Company. The term "IPA" used hereafter in this Form 10-K Annual Report refers to both of these contractual HMO models. Each IPA model centers around one or more contract hospitals where IPA physicians maintain practice privileges. The Company's members receive health care through the offices of more than 41,000 independent contract providers and more than 500 contract hospitals.

     In its staff model, the Company delivers health care services through an employed staff of primary health care physicians, physician specialists, dentists, nurses and other health care providers. These providers deliver health care to members in Company-operated facilities rather than in the offices of private doctors and dentists. At June 30, 1994, the Company employed approximately 800 primary care physicians and physician specialists, 200 dentists and 6,000 other health care professionals. Company-operated facilities include 59 medical and dental care centers ranging in size from approximately 2,000 to 96,000 square feet, three acute care hospitals and two sub-acute skilled nursing facilities.

     In a number of the Company's service areas, members receive health care in mixed models where members have a choice of seeing either independent contracting physicians in their offices or staff physicians employed at Company-operated medical centers. This mixed model combines elements of both the Company's staff and IPA models. The Company also offers its members IPA models in certain areas previously served only by its staff model operations.

(C) HMO MEMBERSHIP

     Commercial Members. As used herein, the term commercial members means all HMO members except Senior PlanSM members. The Company acquires most of its commercial members by contracting with employers that offer health benefits to their employees. These employers generally offer a selection of insurance and managed health care plans, pay for all or part of the monthly costs thereof and make payroll deductions for any costs payable by the employee. Supplemental benefits such as dental and eye care are often included as part of employer health benefit plans. During a designated open enrollment period, employees may select their desired health care coverage. Monthly premiums are negotiated between the Company and the employers, and are typically fixed for a one-year period. Commercial members, including TakeCare membership, comprised approximately 80% of the Company's total membership at June 30, 1994.

     Senior Plan Members. The Company also delivers managed health care services to Medicare beneficiaries under its Senior Plan pursuant to contracts with the Health Care Financing Administration of the United States Department of Health and Human Services ("HCFA"). These contracts entitle the Company to a fixed fee per member premium, and are subject to adjustment annually based on certain demographic information relating to the Medicare population, and the cost of providing health care in a particular geographic area. Senior Plan membership comprised approximately 35% of the Company's total membership (excluding TakeCare membership) at June 30, 1994, but accounted for approximately 65% of the Company's total revenue for the fiscal year. Including TakeCare membership, Senior Plan membership comprised 20% of the Company's total membership at June 30, 1994. The Company receives substantially more revenue for each Senior Plan member than it receives for each commercial member.

     In addition to physician care, hospitalization and other benefits covered by Medicare, Senior Plan benefits also include prescription drugs, routine physical exams, hearing tests, immunizations, eye examinations, counseling and health education services. Senior Plan members are enrolled on an individual basis and may disenroll at any time. Medicare beneficiaries can also choose to enroll in the Senior Plan PlusSM program which offers more comprehensive medical and dental benefits. Seniors who enroll in this plan pay a small monthly premium.

     The Company anticipates further growth opportunities for its Senior Plan, based in part on demographic trends that show that the senior population is growing faster than any other segment of the nation's population. The Company is currently one of the largest providers of health care services to Medicare beneficiaries in the United States.

     The following table shows an approximate breakdown of the Company's HMO membership at June 30, 1994:

                              STAFF     IPA (2)      TOTAL      STAFF   IPA (2)    TOTAL     STAFF     IPA (2)      TOTAL      %
                             --------  ----------  ----------  -------  --------  --------  --------  ----------  ----------  ----
California (3).............    90,000     583,000     673,000   50,000   155,000   205,000   140,000     738,000     878,000    51
Colorado (4)...............         0     284,000     284,000        0    19,000    19,000         0     303,000     303,000    18
Arizona....................         0      88,000      88,000        0    83,000    83,000         0     171,000     171,000    10
Utah.......................   160,000           0     160,000   10,000         0    10,000   170,000           0     170,000    10
Illinois (5)...............         0      43,000      43,000        0         0         0         0      43,000      43,000     3
Ohio (6)...................         0      40,000      40,000        0         0         0         0      40,000      40,000     2
Guam.......................    33,000       5,000      38,000        0         0         0    33,000       5,000      38,000     2
New Mexico.................         0      20,000      20,000        0    17,000    17,000         0      37,000      37,000     2
Nevada.....................         0      18,000      18,000        0    14,000    14,000         0      32,000      32,000     2
                             --------   ---------   ---------   ------   -------   -------   -------   ---------   ---------   ---
    Total..................   283,000   1,081,000   1,364,000   60,000   288,000   348,000   343,000   1,369,000   1,712,000   100
                              =======   =========   =========   ======   =======   =======   =======   =========   =========   ===

- - ---------------

(1) Includes government employees and Medicaid recipients.

(2) Includes mixed model membership in Arizona, New Mexico and portions of Southern California, where members may choose to receive care in an IPA or staff model setting.

(3) Includes 406,000 TakeCare commercial IPA members and 1,000 TakeCare Senior Plan IPA members.

(4) Includes 277,000 TakeCare commercial IPA members and 19,000 TakeCare Senior Plan IPA members.

(5) Represents TakeCare members and includes 1,000 members located in Northwest Indiana.

(6) Represents TakeCare members and includes 15,000 members located in Northern Kentucky.

(D) INSURANCE OPERATIONS

     The Company also offers group health and life insurance products through its insurance subsidiaries. At June 30, 1994, the Company provided group term life insurance coverage for approximately 63,000 individuals and group health and accident indemnity coverage for approximately 48,000 individuals.

     24 Hour Managed Care Program. The Company operates a 24 Hour Managed Care Program, which provides HMO and preferred provider organization ("PPO")/indemnity medical coverage and workers' compensation coverage in one coordinated managed care system. Through this program, both occupational and nonoccupational injuries and illnesses are covered by products offered in a single package and administered on a coordinated basis in a managed care system. As of June 30, 1994, the 24 Hour Managed Care Program provided services to approximately 125 employer groups for approximately 16,000 insured employees.

(E) GOVERNMENT REGULATION

     Most of the Company's HMO subsidiaries are qualified under the federal Health Maintenance Organization Act of 1973, as amended (the "HMO Act"). In addition, each of the states in which the Company does business has enacted statutes regulating or affecting the HMO subsidiaries. As a result, the Company is subject to extensive regulation regarding the scope of benefits provided to HMO members and the terms of group benefit agreements, the Company's financial condition, including minimum tangible net equity, quality assurance and utilization review procedures, enrollment requirements, manner of structuring member premiums, member grievance procedures, provider contracts, marketing and advertising. Changes in govern-mental regulations could adversely affect the operations, profitability and business prospects of the HMO subsidiaries.

     Certain minimum tangible net equity and other financial viability requirements are imposed on the Company's HMO and insurance subsidiaries by regulatory authorities in each state in which these subsidiaries operate and restrict the Company's ability to transfer cash and short-term investments from such subsidiaries to the Company. While the Company currently believes its regulated subsidiaries are in compliance with these minimum tangible net equity and other financial viability requirements, a change in these requirements or an adverse determination by one or more regulatory authorities could have a material adverse effect on the Company's ability to make timely payments on preferred stock dividend obligations and principal and interest obligations under its Credit Agreement and its 7% Senior Notes due 2003. In order to obtain approvals for HMO and insurance company expansions into additional states, the regulated subsidiaries are required to meet certain minimum capital, surplus and deposit requirements which may require the Company to make additional capital contributions to such subsidiaries.

     The Company's Senior Plan services are provided under contracts with, and are subject to regulation by, HCFA and certain state agencies. HCFA requires that an HMO be federally qualified in order to be eligible for Medicare fixed-fee-per-member contracts. Under the Company's Medicare contracts and HCFA regulations, if the premiums received for Medicare-covered health care services provided to Senior Plan members are more than the premiums received for the same health care services provided to non-Senior Plan members, then the Company must provide its Senior Plan members with additional benefits beyond those required by Medicare or reduce any of the premiums, deductibles or co-payments that it may charge. The Company's Senior Plan is not permitted to account for more than one-half of the Company's total HMO members in each of the Company's geographic markets as those markets are defined by HCFA. HCFA has the right to audit HMOs operating under Medicare contracts to determine the quality of care being rendered and the degree of compliance with HCFA's contracts and regulations.

     The Company's Medicare contracts are renewed annually unless the Company or HCFA elects to terminate the contracts. HCFA may also unilaterally terminate the Company's Medicare contracts if the Company fails to continue to meet compliance and eligibility standards. While the federal government may implement changes in the Medicare risk-based program, the Company believes that the HMO will continue to be an important factor in the federal government's overall efforts to control medical costs. However, the loss of Medicare contracts or termination or modification of the HCFA risk-based Medicare program could have a material adverse effect on the revenue, profitability and business prospects of the Company. The services reimbursed by Medicare and Medicaid are subject to various requirements and restrictions imposed by contract law and regulation. Non-compliance with government regulations could subject the Company to adverse action by the government. To maintain compliance, the Company will take such action, or modify its practices, as it deems necessary.

     The HMO and insurance subsidiaries of the Company must file periodic reports with, and their operations are subject to periodic examination by, federal and state licensing authorities. To remain licensed and accredited, it is necessary for the Company's HMO and insurance subsidiaries to comply with various fiscal standards imposed by regulatory authorities and to make changes from time to time in their services, procedures, structure and marketing methods. Such changes may be required as a result of amendment to, or other significant modification of, federal and state laws and regulations controlling the subsidiaries' operations.

     The Company contracts with the United States Office of Personnel Management ("OPM") to provide or arrange managed health care services under the Federal Employees Health Benefits Program for federal employees ("FEHBP"), annuitants and their dependents. These contracts with OPM and applicable government regulations establish premium rating requirements for the FEHBP. OPM conducts periodic audits of its contractors to, among other things, verify that the premiums established under the OPM contracts are established in compliance with the community rating and other requirements under the FEHBP.

     In May 1993, after conducting a periodic audit of the Company's FEHBP contracts covering primarily the years 1988 through 1991, OPM sent a draft audit report to the Company alleging certain defects in the Company's rating practices under applicable regulatory and contractual requirements, and invited the

Company to comment. Following its evaluation of additional information and comments which have been provided by the Company, the OPM auditors will issue a final report; the OPM Audit Resolution Division will then be responsible for resolving the audit findings. As part of the resolution process, the Audit Resolution Division may reconsider the findings of the auditors and the information provided by the Company.

     It is likely that the final audit report will recommend that OPM seek a monetary recovery from the Company, and that such recommended recovery could be a substantial amount. At this time, the Company's management and legal counsel are unable to determine the amounts that may be required to be refunded to OPM to resolve the audit findings. Management currently believes, however, that after application of available offsets and consideration of established reserves, amounts ultimately required to be refunded to OPM will not have a material adverse effect on the consolidated financial condition of the Company. In addition, management does not currently believe that the audit will have a material effect on future relations with OPM.

     The Company's insurance subsidiaries are regulated by the department of insurance in each of the states in which they operate. These regulations relate to, among other things, the terms, administration and marketing of the products offered and the financial condition of these subsidiaries, and subject these subsidiaries to periodic audits and continuing oversight. In addition, the offering of certain new insurance products may require the approval of these regulatory agencies.

     The Company believes that it is in substantial compliance with all governmental regulations affecting its business, the violation of which could have material adverse effect on its operations or financial position.

(F) COMPETITION

     The health care and insurance industries are highly competitive. The Company believes that among the most significant competitive factors in the market are the quality and location of the health care providers, the comprehensiveness of coverage and the pricing of services. The Company has a number of competitors, including commercial insurance carriers and other HMOs, some of which have substantially larger memberships and are better capitalized than the Company. In addition to insurance carriers and other HMOs, the Company also competes with fee-for-service physicians, hospitals, and preferred provider organizations which contract directly with employers, thus by-passing HMOs.

     The Company's largest HMO competitor in California is Kaiser Foundation Health Plan, Inc., which served approximately 4.6 million members in California at January 1, 1994. In addition to Kaiser, there is at least one other HMO with more members than the Company in California at January 1, 1994. At June 30, 1994, the Company served approximately 878,000 HMO members in California.

     At June 30, 1994, the Company served approximately 303,000 and 170,000 HMO members in the States of Colorado and Utah, respectively, more members than any other HMO in these states. The Company believes that Kaiser is its largest competitor in Colorado and that Intermountain Health Care is its largest competitor in Utah. At June 30, 1994, the Company served approximately 171,000, 37,000 and 32,000 HMO members in Arizona, New Mexico and Nevada, respectively. The Company believes that its largest competitors in Arizona are CIGNA Healthplan of Arizona-Phoenix and Intergroup Prepaid Health Services of Arizona, that its largest competitor in New Mexico is Lovelace Healthplan, Inc. and that its largest competitor in Nevada is Health Plan of Nevada. The Company also believes that Blue Cross/Blue Shield serves a substantial portion of the total health care markets in California, Utah, Arizona, Nevada and New Mexico.

     At June 30, 1994, the Company served approximately 43,000 and 40,000 HMO members in Illinois and Ohio, respectively. The Company believes its largest competitor in Illinois is Chicago HMO, Ltd., and that its largest competitor in Ohio is ChoiceCare. At June 30, 1994, the Company served approximately 38,000 HMO members in Guam. The largest competitor of the Company in Guam served approximately 40,000 members at January 1, 1994.

     All membership data for other HMOs is obtained from "The InterStudy Competitive Edge, 1994 Volume 3, Number 2," published by InterStudy Center for Managed Care Research, a research organization.

ITEM 2. PROPERTIES

     The Company's staff model health care services are provided primarily through its medical and dental centers ranging in size from approximately 2,000 to 96,000 square feet.

     The Company currently operates (i) 30 medical and dental centers in Southern California, of which 10 are owned and 20 are leased; (ii) 7 medical and dental centers in Utah, of which 6 are owned and 1 is leased; (iii) 12 medical centers in Arizona, of which 4 are owned and 8 are leased; (iv) 3 owned and 2 leased medical centers in New Mexico; (v) 1 medical center in Nevada, which is owned; and (vi) 1 owned and 3 leased medical centers in Guam and a neighboring island. The Company also leases two 99-bed sub-acute skilled nursing facilities, owns a hospital licensed for 239 beds and manages another hospital licensed for 150 beds in Southern California. In August 1993, the Company opened a hospital currently licensed for 117 beds in South Salt Lake City, Utah.

     The Company owns a 40,000 square foot administrative office building in Southern California and a 58,000 square foot administrative office building in Utah. The Company leases administrative offices in more than one dozen states and public affairs offices in California and Washington, D.C.

     On June 30, 1994, the Company owned buildings totaling approximately 1.5 million square feet in size, some of which were subject to outstanding encumbrances which totaled approximately $2.6 million. At June 30, 1994, the Company leased approximately 2.1 million square feet of buildings. In addition, the Company owns undeveloped acreage in California, Utah, Arizona, New Mexico, Nevada and Guam which is held for future development.

ITEM 3. LEGAL PROCEEDINGS

     During the ordinary course of business, the Company has become a party to pending and threatened legal actions and proceedings, a significant number of which involve claims of medical malpractice. Management of the Company is of the opinion, taking into account its insurance coverage and reserves that have been established, that the outcome of the currently known legal actions and proceedings will not, singly or in the aggregate, have a material effect on the consolidated financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a special meeting of stockholders of the Company on June 10, 1994, the stockholders voted on the following proposals:

     (a) the Agreement and Plan of Merger, dated as of March 3, 1994, as amended (the "Merger Agreement"), among the Company, FHP Sub, Inc. a wholly-owned subsidiary of the Company ("FHP Sub"), and TakeCare, and the transactions contemplated thereby, pursuant to which TakeCare was merged with and into FHP Sub (the "Merger"); and

     (b) amendments (the "Proposed Amendments") to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of the Company's common stock and the Company's preferred stock.

     The stockholders approved the Merger by a vote of 25,463,105 in favor of the proposal, 996,592 against the proposal and 53,027 shares abstaining. The stockholders approved the Proposed Amendments by a vote of 23,417,081 in favor of the proposal, 3,002,875 against the proposal and 92,768 shares abstaining.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names of the executive officers of the Company as of September 15, 1994. The Company's day-to-day operations are managed by an appointed Executive Operating Committee comprised of eight Company officers. Currently serving on this committee are Westcott W. Price III, Mark B. Hacken, Burke F. Gumbiner, Jack D. Massimino, Ryan M. Trimble, R. Judd Jessup, Kenneth
S. Ord and Gary E.

Goldstein. The executive officers of the Company are chosen annually to serve until the first meeting of the Board of Directors following the next annual meeting of stockholders and until their successors are elected and have qualified, or until death, resignation or removal, whichever is sooner.

     Westcott W. Price III, age 55, has been Vice Chairman of the Board of Directors of the Company since 1986, and has been a Director of the Company since 1984. Mr. Price was a Vice President of the Company from 1987 to 1989 and was elected President in 1989. Mr. Price joined FHP in 1981, first serving as Senior Vice President and later as Executive Vice President, and was elected President in 1987. Mr. Price became Chief Executive Officer of the Company in 1990.

     Mark B. Hacken, age 59, has been a Director of the Company since 1992 and a Director of FHP since 1986. Mr. Hacken served as a consultant to FHP on a periodic basis for several years and in October of 1993, joined Mr. Price as President and CEO in the Office of the Chief Executive of the Company and FHP. From 1989 to 1991, Mr. Hacken served as Senior Vice President in charge of jewelry merchandising of Best Products Co., Inc. Best Products Co., Inc. entered into Chapter 11 bankruptcy in 1991. From 1992 to 1993 Mr. Hacken was president of his own business, providing consulting services to the retail industry. Mr. Hacken has also been President of Thrifty, Jr. Drug Stores and President and Chief Executive Officer of Drug King, Inc. and Elliott's Drugs.

     Timothy J. Brady, age 47, joined FHP in 1975 as Staff Pharmacist. Mr. Brady has served in several capacities in FHP's Guam and California regional operations including Director of Operations; Associate Vice President of Administrative Services; Vice President of Commercial Plan; and Regional Vice President. In 1994, Mr. Brady became the Company's Senior Vice President, Mountain Division.

     Valerie A. Fletcher, age 47, joined FHP in 1989 as Associate Vice President, Finance, having previously held several finance positions with Times Mirror Cable Television, Inc. In 1992, Ms. Fletcher was appointed Corporate Vice President, Accounting of FHP and in 1993 was elected Controller of the Company. In 1994, Ms. Fletcher became Vice President, Accounting of the Company.

     Nick Franklin, age 51, joined FHP in 1990 and served as Vice President, Government Affairs before being appointed Senior Vice President, Public Affairs in 1993. From 1979 to 1990 he was President and co-founder of Southwest Public Affairs, Inc., a lobbying and government relations consulting firm and an attorney in private practice in Albuquerque, New Mexico.

     John F. Fritz, age 50, joined FHP in 1991 and served as Vice President and Chief Actuary of FHP and FHP Life Insurance Company before becoming President of FHP Life Insurance Company and a Senior Vice President of the Company in 1994. From 1976 to 1991, Mr. Fritz was a Vice President and Principal of Tillinghast, a Towers Perrin Co., in Irvine, California.

     Gary E. Goldstein, M.D., age 44, joined FHP in 1982 from private practice and has held the positions of Regional Medical Director, Corporate Medical Director, and California Regional Vice President. He was appointed Corporate Vice President of Medical Affairs in 1990 and in 1992, a Senior Vice President of FHP. In 1994, Dr. Goldstein was appointed Senior Vice President, Medical Affairs of the Company.

     Burke F. Gumbiner, age 43, has been a Director of the Company since 1984 and was a Vice President from 1986 to November 1989, when he was appointed Senior Vice President. He joined FHP in 1977 and served in several executive capacities before being appointed a Senior Vice President in 1986. In 1994, Burke Gumbiner was appointed Senior Vice President and Chief Operating Officer, Insurance and Support Services of the Company. Mr. Gumbiner is the son of Robert Gumbiner, the Company's Chairman of the Board.

     R. Judd Jessup, age 46, joined the Company in 1994 as President of its Health Plans Division. Mr. Jessup was TakeCare Health Plan, Inc.'s Executive Director from June 1987 to January 1990 and has been its President since January 1990. He served as President of TakeCare, Inc. from 1991 until June of 1994 when it was acquired by the Company.

     Jack D. Massimino, age 45, first joined FHP in 1975 and served in several executive capacities, including Utah Regional General Manager, before leaving FHP in 1979 to join a health care consulting firm. He later served as President, CEO and a Director of Texas Health Plans from 1987 to 1988. In 1988, he returned to FHP as Vice President of Corporate Development and in 1990 was appointed a Senior Vice President of FHP. In 1994, he became Executive Vice President and Chief Operating Officer of the Company.

     Michael A. Montevideo, age 40, joined FHP in 1985, became Treasurer of the Company and FHP in 1989 and was appointed an Associate Vice President of FHP in 1990 and a Vice President of FHP in 1993. In 1994, Mr. Montevideo became a Vice President of the Company.

     Kenneth S. Ord, age 48, joined the Company in 1994 as Senior Vice President and Chief Financial Officer. From 1982 to 1994, he was employed by Kelly Services, Inc. in Troy, Michigan most recently as Vice President of Finance, Controller and Treasurer.

     Christobel E. Selecky, age 39, joined FHP in 1981 and served as Associate Vice President in the New Mexico Region, Associate Vice President of Operations and Regional Vice President of the Los Angeles Region before becoming a Senior Vice President of FHP in 1993. In 1994, Ms. Selecky was appointed Senior Vice President of Health Plans of the Company's Western Division.

     Eric D. Sipf, age 45, joined the Company in 1994 as Senior Vice President of Health Plans of the Company's Eastern Division. From 1985 to 1993, he was President and Chief Executive Officer of Comprecare, Inc. and from 1993 to 1994 was President of Comprecare Health Care Services, Inc. and TakeCare of Colorado, Inc.

     Ryan M. Trimble, D.D.S., age 42, joined FHP in 1982 from private practice. He served as Dental Director, Director of Associated Provider Services and as Associate Vice President in the Utah Region. He became Vice President of the Arizona region in 1990, a Senior Vice President of FHP in 1992 and a Senior Vice President of the Company in 1993. In 1994, Dr. Trimble was appointed President of the Health Care Delivery Division of the Company.

     Michael J. Weinstock, age 53, has been General Counsel and Secretary of the Company and FHP since 1987. He became a Vice President of the Company and FHP in 1989 and a Senior Vice President of the Company and FHP in 1993.

     Edward F. Zutler, age 52, joined FHP in 1987 and served as President of FHP Life Insurance Company until 1994. He was appointed a Senior Vice President of FHP in 1992. In 1994, Mr. Zutler became Senior Vice President, Marketing of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) MARKET INFORMATION

     The Company's Common Stock is traded over-the-counter on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System under the symbol "FHPC." The following table sets forth the range of high and low closing bid prices per share for the fiscal periods indicated, as reported on the NASDAQ National Market System. Quotations represent prices between dealers and do not reflect retail markups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                                     PRICE RANGE
                                                                          OF
                                                                     COMMON STOCK
                                                                     ------------
                                                                     HIGH     LOW
                                                                     ----     ---
            YEAR ENDED JUNE 30, 1994:
            First Quarter..........................................  29 1/2   18 1/4
            Second Quarter.........................................  26 3/4   19 1/4
            Third Quarter..........................................    29      24
            Fourth Quarter.........................................  25 1/4   20 3/4
            YEAR ENDED JUNE 30, 1993:
            First Quarter..........................................  18 3/4   14 1/2
            Second Quarter.........................................  22 1/2   17 3/4
            Third Quarter..........................................  28 1/4    18
            Fourth Quarter.........................................  27 3/4   19 1/2

     As of September 15, 1994, the reported closing bid price per share was $30.50.

(B) HOLDERS

     The approximate number of holders of record of the Company's Common Stock as of August 31, 1994 was 694. This number did not include individual participants in security position listings. Based on available information, the Company believes there are several thousand beneficial holders of its Common Stock.

(C) DIVIDENDS

     The Company has retained its fiscal year 1994 earnings for use in its business and anticipates, for the foreseeable future, that no cash dividends will be paid on its Common Stock. The Company's Credit Agreement restricts the payment of cash dividends on the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     Information with respect to this item is located at page 13 herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information with respect to this item is located at pages 14 through 18 herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following documents are filed as part of this Form 10-K Annual Report:

                                                                                   PAGE
                                                                                 REFERENCE
                                                                                 ---------
    Index to Financial Statements and Supplementary Data.......................      19
    Consolidated Balance Sheets, June 30, 1994 and 1993........................      20
    Consolidated Statements of Income for the years ended June 30, 1994, 1993
      and 1992.................................................................      21
    Consolidated Statements of Stockholders' Equity for the years ended June
      30, 1994, 1993 and 1992..................................................      22
    Consolidated Statements of Cash Flows for the years ended June 30, 1994,
      1993 and 1992............................................................      24
    Notes to Consolidated Financial Statements.................................      25
    Independent Auditors' Report...............................................      40

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in the Company's independent auditors or disagreements with such auditors on accounting principles or practices or financial statement disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors of the Company is incorporated by reference from the Company's 1994 Proxy Statement. Certain information relating to Executive Officers of the Company appears on pages 6 through 8 herein.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to this item is incorporated by reference from the Company's 1994 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item is incorporated by reference from the Company's 1994 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item is incorporated by reference from
Item 14(a) -- Financial Statement Schedules -- Schedule II -- Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees Other Than Related Parties.

     Additional information with respect to this item is incorporated by reference from the Company's 1994 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as part of this Form 10-K Annual Report:

     (a) Financial Statement Schedules:

                                                                                         PAGE
                                                                                       REFERENCE
                                                                                       ---------
        I     Marketable Securities and Other Investments............................      41
        II    Amounts Receivable from Related Parties and Underwriters, Promoters,
              and Employees Other Than Related Parties...............................      42
        V     Property, Plant and Equipment..........................................      43
        VI    Accumulated Depreciation, Depletion and Amortization of Property, Plant
              and Equipment..........................................................      44
        X     Supplementary Income Statement Information Charged to Costs and
              Expenses...............................................................      45

     Schedules not included herein have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.

     (b) Exhibits:

          See the Exhibit Index on pages 46 through 48 herein.

     (c) Reports on Form 8-K:

          (1) A current report on Form 8-K was filed on May 27, 1994, describing Amendment No. 2 to the Merger Agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FHP INTERNATIONAL CORPORATION

Date: September 27, 1994                  By:   /s/  WESTCOTT W. PRICE III
                                            ------------------------------------
                                                   Westcott W. Price III
                                                Chief Executive Officer and
                                                          President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              /s/  ROBERT GUMBINER              Chairman of the Board         September 27, 1994
- - ---------------------------------------------
                 Robert Gumbiner
          /s/  WESTCOTT W. PRICE III            President, Chief              September 27, 1994
- - ---------------------------------------------     Executive Officer
             Westcott W. Price III                (Principal Executive
                                                  Officer), and Vice
                                                  Chairman of the Board
              /s/  MARK B. HACKEN               President, Chief              September 27, 1994
- - ---------------------------------------------     Executive Officer
                  Mark B. Hacken                  (Principal Executive
                                                  Officer) and Director
             /s/  BURKE F. GUMBINER             Senior Vice President         September 27, 1994
- - ---------------------------------------------     and Director
               Burke F. Gumbiner
             /s/  JACK R. ANDERSON              Director                      September 27, 1994
- - ---------------------------------------------
                Jack R. Anderson
            /s/  JOSEPH F. PREVRATIL            Director                      September 27, 1994
- - ---------------------------------------------
              Joseph F. Prevratil
             /s/  WARNER HEINEMAN               Director                      September 27, 1994
- - ---------------------------------------------
               Warner Heineman
         /s/  RICHARD M. BURDGE, SR.            Director                      September 27, 1994
- - ---------------------------------------------
            Richard M. Burdge, Sr.
             /s/  KENNETH S. ORD                Senior Vice President         September 27, 1994
- - ---------------------------------------------     and Chief Financial
               Kenneth S. Ord                     Officer (Principal
                                                  Financial Officer)
           /s/  VALERIE A. FLETCHER             Controller (Principal         September 27, 1994
- - ---------------------------------------------     Accounting Officer)
             Valerie A. Fletcher

                         FHP INTERNATIONAL CORPORATION

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                            YEARS ENDED JUNE 30,
                                        ------------------------------------------------------------
                                           1994         1993         1992         1991        1990
                                        ----------   ----------   ----------   ----------   --------
                                               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Revenue...............................  $2,472,958   $2,005,854   $1,586,086   $1,296,843   $980,394
                                        ----------   ----------   ----------   ----------   --------
Expenses:
  Primary health care.................   1,963,112    1,595,231    1,243,020      989,706    744,191
  Other health care...................      94,577       85,913       81,680       69,021     53,937
  General, administrative and
     marketing........................     332,249      269,645      231,916      188,333    148,923
                                        ----------   ----------   ----------   ----------   --------
                                         2,389,938    1,950,789    1,556,616    1,247,060    947,051
                                        ----------   ----------   ----------   ----------   --------
Operating income......................      83,020       55,065       29,470       49,783     33,343
Interest income.......................      20,365       14,919       22,211       19,664     16,450
Interest expense......................      (6,565)        (211)        (189)      (3,771)    (4,147)
                                        ----------   ----------   ----------   ----------   --------
Income before income taxes............      96,820       69,773       51,492       65,676     45,646
Provision for income taxes............      37,510       25,607       18,602       25,614     16,889
                                        ----------   ----------   ----------   ----------   --------
Net income............................      59,310       44,166       32,890       40,062     28,757
Preferred stock dividends.............       1,032           --           --           --         --
                                        ----------   ----------   ----------   ----------   --------
Net income attributable to common
  stock...............................  $   58,278   $   44,166   $   32,890   $   40,062   $ 28,757
                                        ==========   ==========   ==========   ==========   ========
Earnings per share(a).................       $1.71        $1.33        $1.00        $1.37      $1.00
                                             =====        =====        =====        =====      =====

                                                                  JUNE 30,
                                        ------------------------------------------------------------
                                           1994         1993         1992         1991        1990
                                        ----------   ----------   ----------   ----------   --------
                                                           (AMOUNTS IN THOUSANDS)
BALANCE SHEET DATA:
Total assets..........................  $2,169,269   $  745,684   $  615,659   $  528,808   $431,518
Long-term obligations.................     377,986       20,802       23,279       29,826     32,800
Stockholders' equity..................   1,113,136      364,422      311,381      269,761    141,825

- - ---------------

(a) Earnings per share were computed as explained in Note 11 of the Notes to Consolidated Financial Statements. All earnings per share amounts have been adjusted to reflect a two-for-one stock split effective December 13, 1989, and a ten percent stock dividend effective March 28, 1991.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TAKECARE ACQUISITION

     FHP International Corporation acquired TakeCare, Inc. ("TakeCare") effective June 17, 1994 and the transaction was accounted for as a purchase. TakeCare operates contract model ("IPA") HMOs in California, Colorado, Illinois and Ohio. Unless otherwise indicated, the term "Company" as used herein refers to FHP International Corporation and its direct and indirect subsidiaries including TakeCare and its direct and indirect subsidiaries. The impact of the TakeCare transaction on fiscal year 1994 operating results of the Company, net of related expenses, was immaterial. Prospectively, the operating results of the Company will be impacted by the operating results of the former TakeCare group of companies, offset by significant additional intangible amortization and interest expense. The intangible amortization is non-deductible for tax purposes. Accordingly, the effective tax rate of the Company is expected to increase from 38.7% for fiscal year 1994 to at least 46.0% for fiscal year 1995.

     As a result of the acquisition, the Company has reorganized its operations, creating three divisions. HMO operations, formerly divided geographically, have been aligned with the delivery of healthcare, into staff models and IPAs. The Company's third area of operation is insurance and support services.

     The Company has identified certain duplicative facilities and positions and is in the process of eliminating this duplication. Most facility consolidations and related employee relocations are located in California. The Company has eliminated positions in sales, operations, administration and information services. Other costs related to the acquisition include changes in corporate identity, including signage and membership cards, and information systems network and software. The estimated costs associated with these changes have been recognized in the Company's financial statements at June 30, 1994. There was no material impact on fiscal year 1994 earnings.

REVENUE AND MEMBERSHIP

     The Company generates substantially all of its revenue from premiums received for health care services provided to its HMO members. For the year ended June 30, 1994, the Company generated approximately 4.4% of its revenue from the sale of indemnity health, group life and workers' compensation insurance and related lines of business. This compares to 3.9% for the previous fiscal year. This increase primarily reflects the inclusion of a full year's revenue of the Company's workers' compensation subsidiary. The Company experienced significant revenue growth during the three-year period ended June 30, 1994, primarily due to increases in its HMO membership.

     Total HMO membership growth (exclusive of TakeCare HMO members) averaged 13.1% per year during the three-year period ended June 30, 1994 and increased by 10.5% for the year ended June 30, 1994. Membership growth resulted from expansion of HMO operations into new market areas and increased penetration in existing markets. Most of this membership growth has occurred in the IPA/mixed model plans (mixed models include elements of IPA and staff models). As a result of the TakeCare acquisition, the Company added approximately 786,000 HMO members which included approximately 20,000 senior members (individuals eligible for benefits under the federal Medicare program) and 766,000 commercial HMO members (including federal employees and Medicaid recipients). In October, 1993, the Company acquired approximately 4,700 members through the purchase of Aetna Health Plans of Colorado, Inc. Also, the Company began offering its commercial products in Northern California in fiscal year 1994. In fiscal year 1995, the Company will begin offering commercial products in Houston, Texas.

     Commercial HMO membership (exclusive of TakeCare members) grew 10.7% for the year ended June 30, 1994, and averaged 11.7% per year during the three-year period ended June 30, 1994. Senior membership (exclusive of TakeCare members) grew 10.1% for the year ended June 30, 1994, and averaged 15.9% per year during the three-year period ended June 30, 1994.

     During the past three fiscal years, the Company has been experiencing declining HMO membership in certain staff model medical centers in Southern California. The decline has been greater among commercial members than senior members, and management believes this has been caused primarily by increased competition, the economic recession and substantial employment reductions in several industry sectors. The TakeCare acquisition, a continuing decline in California staff model membership and substantial IPA/mixed model expansion in recent years, have resulted in the Company's IPA/mixed model network membership increasing significantly as a percentage of total membership to approximately 80.0%.

     Commercial HMO premium rates increased an average of 5.7% per year over the three-year period ended June 30, 1994, and increased an average of 2.9% during the fiscal year ended June 30, 1994. Management believes this decline is the result of increased competition among HMOs and insurers in the Company's service areas. Competition may continue to adversely impact the Company's ability to increase commercial premium rates. A substantial portion of the Company's HMO commercial premium rate increases becomes effective in January of each year. Approximately 25.0% of the Company's fiscal year 1994 commercial premium rate increases became effective in January, 1994.

     The Company receives senior premium rate increases from HCFA on January 1 of each year. Senior premium rate increases averaged 6.2% per year during the three years ended June 30, 1994. Effective January 1, 1994, the Company received an average 2.0% rate increase for calendar year 1994. Revenue per senior member is substantially higher than revenue per commercial plan member because senior members use substantially more health care services. In September, 1994, HCFA announced the Medicare rate increases that will become effective January 1, 1995. These rate increases become the basis for determining the amounts that HCFA will pay to the Company. Based upon this announcement, the Company currently estimates that it will receive an average 5.0% senior premium rate increase.

COST OF HEALTH CARE

     The largest factor affecting the Company's profitability is its ability to manage and control its health care costs. Since the Company receives fixed monthly premiums, any unusually high number of catastrophic claims (such as organ transplants and costly premature births) can cause substantial additional health care costs without any corresponding revenue increases. Periodically, the Company's results of operations are materially affected by such costs. Management believes that the Company's cost control measures, which include risk-sharing arrangements with its contracted medical providers and administrative and medical review of its health care delivery services, help to mitigate the effects of rising health care costs.

     During the last three years, certain California staff model medical centers have had high fixed facility and operating costs relative to enrollment, creating excess capacity and therefore higher health care costs as a percentage of revenue. Staff model medical centers have a relatively high percentage of fixed operating costs. Steps taken to address the problem include the consolidation of four medical centers into two centers over the previous two fiscal years and implementation of new staff model provider incentives based on, among other things, member satisfaction and quality of care.

     The following table sets forth the percentage relationships of various income statement items to revenue for the periods indicated:

                                                                YEARS ENDED JUNE 30,
                                                              -------------------------
                                                              1994      1993      1992
                                                              -----     -----     -----
        Revenue.............................................  100.0%    100.0%    100.0%
        Health care costs...................................   83.2      83.8      83.5
        General, administrative and marketing expense.......   13.4      13.4      14.6
        Operating income....................................    3.4       2.8       1.9
        Interest income, net................................    0.5       0.7       1.4
        Income before income taxes..........................    3.9       3.5       3.3
        Net income..........................................    2.4       2.2       2.1

RESULTS OF OPERATIONS

  Fiscal Year 1994 Compared to Fiscal Year 1993

     Revenue increased 23.3% to $2,473 million for fiscal year 1994 from $2,005.9 million for fiscal year 1993. Approximately 67.3% of revenue was generated by IPA and mixed model membership, and approximately 28.3% of revenue was generated by staff model membership during fiscal year 1994. Approximately 4.4% of the Company's revenue was generated by insurance products and support services.

     Health care costs increased 22.4% to $2,057.7 million for fiscal year 1994 from $1,681.1 million for fiscal year 1993, primarily due to membership growth during the period. Health care costs decreased to 83.2% of revenue in 1994 from 83.8% in 1993, primarily due to improvement in the Company's health administration and health operations costs. In addition, pharmacy costs in Arizona as well as optometry costs in California and Nevada were significantly reduced. The Company experienced certain health care cost increases during the year. In Utah, the Company opened its own acute care hospital in August, 1993. The hospital did not reach break-even occupancy by the end of the fiscal year. California and Nevada experienced higher physician services costs as a percent of revenue in fiscal year 1994 than in fiscal year 1993.

     General, administrative and marketing ("G & A") expenses increased 23.2% to $332.2 million for fiscal year 1994 from $269.6 million for the fiscal year 1993, primarily as a result of growth in the Company's operations. G & A expenses as a percentage of revenue were 13.4% in the fiscal year 1994, unchanged from 13.4% in the fiscal year 1993. Cost control measures included hiring freezes, reductions in the Company's work force and administrative reorganizations.

     Net interest income was $13.8 million for fiscal year 1994 as compared to $14.7 million for the previous year. Net interest income decreased primarily as the result of interest expense on the $100 million of 7% Senior Notes due 2003 (the "Notes") issued in September, 1993 and a decrease in capitalized interest of approximately $2 million, due to the completion of several major construction projects including the Company's Utah hospital. The decreases were partially offset by higher average invested cash balances during the period.

  Fiscal Year 1993 Compared to Fiscal Year 1992

     Revenue rose to $2,005.9 million for fiscal year 1993, increasing 26.5% over revenue of $1,586.1 million for fiscal year 1992, primarily due to membership growth and premium rate increases. Approximately 3.9% of the revenue for fiscal year 1993 was related to the Company's indemnity health and life insurance and workers' compensation products, compared to 3.2% for the same period in the previous fiscal year.

     Health care costs increased 26.9% to $1,681.1 million for fiscal year 1993 from $1,324.7 million for fiscal year 1992. Health care costs were 83.8% of total revenue for fiscal year 1993 versus 83.5% of total revenue for the previous year. Health care costs in fiscal year 1992 were favorably impacted by a $6.9 million award received in a binding arbitration decision against one of the Company's insurers. Before adjusting for the $6.9 million insurance recovery, the Company's cost of health care as a percentage of revenue in fiscal year 1992 was 84.0%.

     During fiscal year 1993, the Company experienced higher physician specialty costs in California and Utah, as well as higher pharmacy costs in every region except New Mexico and Guam. The cost of health care, however, improved to 82.6% as a percent of revenue in the fourth quarter of fiscal year 1993, primarily due to reductions in hospital costs as well as decreases in health administration and health care operations costs as a percentage of revenue. These improvements were partially offset by higher medical services costs due to the inclusion of medical costs of Great States Insurance Company which was acquired during the third quarter of fiscal year 1993. Additionally, health care costs continued to be impacted negatively by less than full absorption of fixed costs incurred in certain under-utilized California staff model medical centers.

     G & A expenses increased 16.3% to $269.6 million from $231.9 million in the preceding year, due to continuing expansion of the Company's operations. As a percentage of total revenue, G & A expenses were 13.4% for fiscal year 1993 versus 14.6% of total revenue for the previous year. The reduction of G & A expenses as a percentage of total revenue for fiscal year 1993 was the result of spending controls (including hiring constraints) and the achievement of certain economies of scale. G & A expenses for fiscal year 1992 were unfavorably impacted by the establishment of a $5.2 million reserve in connection with the settlement of certain class action stockholder litigation for damages allegedly sustained as a result of a decline in the Company's stock price in October, 1991. Before the establishment of the reserve for the litigation, G & A expenses as a percentage of revenue were 14.3% in fiscal year 1992.

     Net interest income decreased to $14.7 million in fiscal year 1993 from $22 million in fiscal year 1992, primarily as a result of lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term investments increased by $70 million to $246.8 million at June 30, 1994 from $176.8 million at June 30, 1993. Generally, the Company receives premiums on a monthly prepaid basis. Major sources of cash during the year ended June 30, 1994, included cash generated from operations of $102 million and net proceeds from the Notes issued in September, 1993. The net proceeds from the sale of the Notes were used to repay, in full, certain outstanding indebtedness of approximately $21 million. The Company used $25 million of the remaining net proceeds to increase the net surplus of an indirect insurance subsidiary of the Company, with the balance used in the TakeCare acquisition. Other uses of cash during the period included $86.1 million for capital expenditures and $55.8 million in transfers to long-term and restricted investments.

     The Company acquired all of the outstanding stock of TakeCare on June 17, 1994 for approximately $1,053 million. In addition, the Company recorded acquisition related costs of $84.6 million. The acquisition was paid for by the issuance of approximately 21 million shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"), 6.3 million shares of Common Stock, cash and Series B Adjustable Rate Cumulative Preferred Stock ("Series B Preferred Stock"). The Series A Preferred Stock has a stated value of $25 per share with a dividend rate of 5% per annum. Annual dividend obligations on the Series A Preferred Stock are estimated to be approximately $26 million. The Series B Preferred Stock has a stated value of $25 per share with a variable dividend rate which resets quarterly. Annual dividend obligations on the Series B Preferred Stock are estimated to be less than $200,000. Dividends are payable quarterly in arrears.

     In order to fund a portion of the cash required for the TakeCare acquisition, the Company entered into a $350 million Credit Agreement (the "Credit Agreement"). The Credit Agreement provides for a $250 million five-year Term Loan facility (the "Term Loan") and a $100 million five-year Revolving Credit facility (the "Revolving Credit Loan"). On June 17, 1994, the Company borrowed $250 million under the Term Loan. The Company also borrowed $50 million under the Revolving Credit Loan. The Term Loan and Revolving Credit Loan carry interest rates currently ranging from 5.2% to 5.5% based on the LIBOR rate. The Term Loan is repayable at the rate of $25 million every six months, commencing on January 2, 1995. The final payment is due June 17, 1999. The Credit Agreement contains financial and other covenants, including limitations on indebtedness, liens, dividends, sale and lease-back transactions and certain other transactions.

     In addition to borrowed funds, the Company used approximately $100 million of its own funds to substantially complete the transaction. These funds came from the Company's existing cash balances (including proceeds from the Notes) and maturing investments held in the Company's investment portfolio.

     The Company's ability to make a payment on or repayment of its obligations under the Notes, the Credit Agreement and dividends on its preferred stock is dependent in part on the payment of funds to the Company from the Company's direct and indirect subsidiaries. These subsidiary payments represent: (a) fees for management services rendered by the Company to the subsidiaries; (b) the repayment of certain intercompany debt owed by one of the subsidiaries to the Company; and (c) cash dividends by the subsidiaries to the Company. Nearly all of the subsidiaries are subject to HMO regulations or insurance regulations and may be subject to substantial supervision by one or more HMO regulators and insurance regulators (the "Regulated Subsidiaries"). Each of the Regulated Subsidiaries must meet or exceed various fiscal standards imposed by HMO regulations or insurance regulations or by HMO regulators or insurance regulators, which fiscal standards may, from time to time, impact the amount of funds paid by one or more of the Regulated Subsidiaries to the Company as referred to above.

     The Company believes the payments referred to above by the subsidiaries together with other financing sources including the Revolving Credit Loan should be sufficient to enable the Company to meet its payment obligations under the Notes, the Credit Agreement and the Company's preferred stock (approximately $100 million annually). The Company believes that cash flow from operations and existing cash balances will be sufficient to fund operations and capital expenditures in fiscal year 1995.

  Effects of Regulatory Changes and Inflation

     Recently, the Company has been informed by HCFA that effective January 1, 1995, it will receive an annual premium rate increase of approximately 5.0% for its Senior Plan members. Over calendar years 1993 and 1994, annual Senior Plan premium increases granted by HCFA were approximately 11.6% and 2.0%, respectively. Periodically, the Company evaluates the effects of HCFA premium adjustments on its liquidity and capital resources, and incorporates the actual and anticipated impact of such adjustments into its planning process.

     In recent years, health care costs have been rising at a rate higher than that for consumer goods as a whole as a result of inflation, new technology and medical advances. The Company believes, however, that premium rate increases combined with its cost control measures and financial risk-sharing arrangements with its contract medical providers help to mitigate the effects of inflation on its operations. However, there can be no assurance that the Company's efforts to reduce the impact of the increasing cost of health care will be as successful in the future as they have been in the past or that premium rate increases will equal or exceed increased costs.

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                       PAGE
                                                                                     REFERENCE
                                                                                     ---------
Consolidated Balance Sheets, June 30, 1994 and 1993................................      20
Consolidated Statements of Income for the years ended June 30, 1994, 1993 and
  1992.............................................................................      21
Consolidated Statements of Stockholders' Equity for the years ended June 30, 1994,
  1993 and 1992....................................................................      22
Consolidated Statements of Cash Flows for the years ended June 30, 1994, 1993 and
  1992.............................................................................      24
Notes to Consolidated Financial Statements.........................................      25
Independent Auditors' Report.......................................................      40

Supplemental Schedules:

    Schedule I    --  Marketable Securities and Other Investments....................    41
    Schedule II   --  Amounts Receivable from Related Parties and Underwriters,
                      Promoters and Employees other than Related Parties.............    42
    Schedule V    --  Property, Plant and Equipment..................................    43
    Schedule VI   --  Accumulated Depreciation, Depletion and Amortization of
                      Property, Plant and Equipment..................................    44
    Schedule X    --  Supplementary Income Statement Information Charged to Costs and
                      Expenses.......................................................    45

                         FHP INTERNATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              JUNE 30,
                                                                       -----------------------
                                                                          1994          1993
                                                                       ----------     --------
                                                                       (AMOUNTS IN THOUSANDS,
                                                                         EXCEPT SHARE DATA)
Cash and cash equivalents (Note 1)...................................  $   60,571     $  2,700
Short-term investments (Notes 1 and 6)...............................     186,212      174,057
Accounts receivable (net of allowance for doubtful accounts of
  $13,448 and $7,147 at June 30, 1994 and 1993, respectively)........     112,092       56,288
Inventories (Note 1).................................................      13,520       11,658
Prepaid expenses and other current assets............................      43,188       11,238
Deferred income taxes (Note 5).......................................      30,360       10,929
                                                                       ----------     --------
          Total current assets.......................................     445,943      266,870
Property and equipment, net (Notes 1, 2 and 4).......................     403,754      343,269
Long-term investments (Notes 1 and 6)................................     122,782       38,723
Restricted investments (Notes 1 and 6)...............................      97,879       67,025
Excess purchase price over net assets acquired, net (Notes 1 and
  12)................................................................   1,073,839        2,848
Other assets, net (Notes 1 and 7)....................................      25,072       26,949
                                                                       ----------     --------
          Total assets...............................................  $2,169,269     $745,684
                                                                       ==========     ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term obligations (Note 4)....................  $   25,154     $  2,474
Accounts payable.....................................................      94,725       39,935
Medical claims payable...............................................     283,612      149,060
Accrued salaries and employee benefits (Note 7)......................      84,371       69,940
Deferred premiums (Note 1)...........................................      32,738       17,678
Income taxes payable and other current liabilities (Notes 3 and 5)...      67,203       16,817
                                                                       ----------     --------
          Total current liabilities..................................     587,803      295,904
Long-term obligations (Note 4).......................................     377,986       20,802
Other liabilities (Notes 3, 5 and 7).................................      90,344       64,556
                                                                       ----------     --------
          Total liabilities..........................................   1,056,133      381,262
                                                                       ----------     --------
Commitments and contingencies (Note 8)
Stockholders' equity:
  Series A Convertible and Series B preferred stock, $0.05 par value;
     40,000,000 shares authorized; issued and outstanding 21,031,733
     (Series A) and 32,850 (Series B); aggregate liquidation
     preference $526,825 (Series A) and $821 (Series B) (Notes 1, 7,
     10 and 12)......................................................       1,053
  Common stock, $0.05 par value; 100,000,000 shares authorized;
     issued and outstanding 39,503,675 and 32,836,079 shares at June
     30, 1994 and 1993, respectively (Notes 1, 7, 10 and 12).........       1,976        1,642
Paid-in capital......................................................     915,816      222,375
Unrealized holding loss on available-for-sale securities, net of tax
  effect of $2,617 (Note 6)..........................................      (4,392)
Retained earnings....................................................     198,683      140,405
                                                                       ----------     --------
          Total stockholders' equity.................................   1,113,136      364,422
                                                                       ----------     --------
          Total liabilities and stockholders' equity.................  $2,169,269     $745,684
                                                                       ==========     ========

          See accompanying notes to consolidated financial statements.

                         FHP INTERNATIONAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEARS ENDED JUNE 30,
                                                         ----------------------------------------
                                                            1994           1993           1992
                                                         ----------     ----------     ----------
                                                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
                                                                          DATA)
Revenue (Note 1).......................................  $2,472,958     $2,005,854     $1,586,086
                                                         ----------     ----------     ----------
Expenses (Note 1):
  Primary health care:
     Medical services..................................     923,560        744,912        582,647
     Hospital services.................................     839,980        681,543        536,541
     Dental, optometry, pharmacy and other primary
       health care services............................     199,572        168,776        123,832
  Other health care....................................      94,577         85,913         81,680
  General, administrative and marketing................     332,249        269,645        231,916
                                                         ----------     ----------     ----------
                                                          2,389,938      1,950,789      1,556,616
                                                         ----------     ----------     ----------
          Operating income.............................      83,020         55,065         29,470
Interest income........................................      20,365         14,919         22,211
Interest expense (Notes 1 and 4).......................      (6,565)          (211)          (189)
                                                         ----------     ----------     ----------
Income before income taxes.............................      96,820         69,773         51,492
Provision for income taxes (Note 5)....................      37,510         25,607         18,602
                                                         ----------     ----------     ----------
          Net income...................................      59,310         44,166         32,890
Preferred stock dividends (Note 10)....................       1,032
                                                         ----------     ----------     ----------
Net income attributable to common stock................  $   58,278     $   44,166     $   32,890
                                                         ==========     ==========     ==========
Earnings per share attributable to common stock (Note
  11)..................................................       $1.71          $1.33          $1.00
                                                              =====          =====          =====

          See accompanying notes to consolidated financial statements.

                         FHP INTERNATIONAL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 NUMBER OF   NUMBER OF
                                                 PREFERRED    COMMON     PREFERRED   COMMON   PAID-IN
                                                  SHARES      SHARES       STOCK     STOCK    CAPITAL
                                                 ---------   ---------   ---------   ------   --------
                                                                (AMOUNTS IN THOUSANDS)
BALANCE AT JULY 1, 1991........................        --      32,188     $    --    $1,610   $213,350
Amortization of restricted stock awards
  (Note 7).....................................                                                  1,434
Reduction of notes receivable from
  Employee Stock Ownership Plan................
Increase in notes receivable from Employee
  Stock Ownership Plan.........................
Stock options exercised........................                   200                   10         922
Income tax benefit from exercise of stock
  options......................................                                                  1,966
Net income.....................................
                                                 ---------   ---------   ---------   ------   --------
BALANCE AT JUNE 30, 1992.......................        --      32,388          --    1,620     217,672
                                                 ---------   ---------   ---------   ------   --------
Amortization of restricted stock awards
  (Note 7).....................................                                                    220
Reduction of notes receivable from
  Employee Stock Ownership Plan................
Stock options exercised........................                   448                   22       2,452
Income tax benefit from exercise of stock
  options......................................                                                  2,031
Net income.....................................
                                                 ---------   ---------   ---------   ------   --------
BALANCE AT JUNE 30, 1993.......................        --      32,836          --    1,642     222,375
                                                 ---------   ---------   ---------   ------   --------
Stock options exercised........................                   356                   18       2,697
Income tax benefit from exercise of stock
  options......................................                                                  3,229
Issuance of Series A Convertible Preferred
  Stock (Note 12)..............................    21,032                   1,052              524,741
Issuance of Series B Preferred Stock
  (Note 12)....................................        33                       1                  820
Issuance of Common Stock (Note 12).............                 6,312                  316     161,954
Dividends on Series A Convertible and
  Series B Preferred Stock (Note 10)...........
Unrealized holding loss on available-for-
  sale securities, net (Note 6)................
Net income.....................................
                                                 ---------   ---------   ---------   ------   --------
BALANCE AT JUNE 30, 1994.......................    21,065      39,504     $ 1,053    $1,976   $915,816
                                                 ========    ========     =======    ======   ========

          See accompanying notes to consolidated financial statements

                         FHP INTERNATIONAL CORPORATION

                                                              NOTES
                                                            RECEIVABLE       UNREALIZED
                                                               FROM       HOLDING LOSS ON         TOTAL
                                                 RETAINED      ESOP      AVAILABLE-FOR-SALE   STOCKHOLDERS'
                                                 EARNINGS    (NOTE 9)        SECURITIES          EQUITY
                                                 --------   ----------   ------------------   -------------
                                                                   (AMOUNTS IN THOUSANDS)
BALANCE AT JULY 1, 1991........................  $ 63,349    $ (8,548)        $--              $   269,761
Amortization of restricted stock awards
  (Note 7).....................................                                                      1,434
Reduction of notes receivable from
  Employee Stock Ownership Plan................                 8,548                                8,548
Increase in notes receivable from Employee
  Stock Ownership Plan.........................                (4,150)                              (4,150)
Stock options exercised........................                                                        932
Income tax benefit from exercise of stock
  options......................................                                                      1,966
Net income.....................................    32,890                                           32,890
                                                 --------   ----------      ----------        -------------
BALANCE AT JUNE 30, 1992.......................    96,239      (4,150)        --                   311,381
                                                 --------   ----------      ----------        -------------
Amortization of restricted stock awards
  (Note 7).....................................                                                        220
Reduction of notes receivable from
  Employee Stock Ownership Plan................                 4,150                                4,150
Stock options exercised........................                                                      2,474
Income tax benefit from exercise of stock
  options......................................                                                      2,031
Net income.....................................    44,166                                           44,166
                                                 --------   ----------      ----------        -------------
BALANCE AT JUNE 30, 1993.......................   140,405      --             --                   364,422
                                                 --------   ----------      ----------        -------------
Stock options exercised........................                                                      2,715
Income tax benefit from exercise of stock
  options......................................                                                      3,229
Issuance of Series A Convertible Preferred
  Stock (Note 12)..............................                                                    525,793
Issuance of Series B Preferred Stock
  (Note 12)....................................                                                        821
Issuance of Common Stock (Note 12).............                                                    162,270
Dividends on Series A Convertible and
  Series B Preferred Stock (Note 10)...........    (1,032)                                          (1,032)
Unrealized holding loss on available-for-
  sale securities, net (Note 6)................                                 (4,392)             (4,392)
Net income.....................................    59,310                                           59,310
                                                 --------   ----------      ----------        -------------
BALANCE AT JUNE 30, 1994.......................  $198,683    $     --         $ (4,392)        $ 1,113,136
                                                 ========     =======    =============          ==========

          See accompanying notes to consolidated financial statements.

                         FHP INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEARS ENDED JUNE 30,
                                                                      ---------------------------------------
                                                                         1994           1993          1992
                                                                      -----------     ---------     ---------
                                                                               (AMOUNTS IN THOUSANDS)
Operating Activities
  Net income........................................................  $    59,310     $  44,166     $  32,890
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...................................       45,271        29,912        23,366
    Increase (decrease) in allowance for doubtful accounts..........        6,301         4,837        (1,331)
    Loss on disposal of equipment...................................        4,954         2,300         1,689
    Amortization of restricted stock awards.........................                        220         1,434
    Deferred income taxes...........................................        2,630        (1,192)       (5,027)
    Effect on cash of changes in operating assets and liabilities, net of effects from acquisitions in 1994 and 1993:
       Accounts receivable..........................................      (30,051)       (9,226)      (14,102)
       Inventories..................................................       (1,862)       (2,951)       (1,441)
       Prepaid expenses and other current assets....................      (16,237)          899        (2,782)
       Other assets.................................................           47       (10,901)       (2,491)
       Accounts payable.............................................        8,060        12,089         6,721
       Medical claims payable.......................................       12,138        11,124        15,571
       Accrued salaries and employee benefits.......................        7,931         6,372        12,508
       Deferred premiums............................................       (2,815)          923         9,264
       Other liabilities............................................        6,292         9,166         8,639
                                                                      -----------     ---------     ---------
Net cash provided by operating activities...........................      101,969        97,738        84,908
                                                                      -----------     ---------     ---------
Investing Activities
  Decrease (increase) in short-term investments.....................       57,014        (8,686)       58,461
  Purchase of TakeCare, Inc., net of cash acquired..................     (341,602)
  Purchase of Colorado HMO, net of cash acquired....................       (3,419)
  Purchase of Great States Financial Corporation, net of cash
    acquired........................................................                    (21,706)
  Purchases of property and equipment...............................      (86,052)      (87,403)     (110,598)
  Increase in long-term and restricted investments..................      (55,847)      (57,447)         (345)
  Payments received from Employee Stock Ownership Plan notes
    receivable......................................................                      4,150         8,548
  Increase in notes receivable from Employee Stock Ownership Plan...                                   (4,150)
                                                                      -----------     ---------     ---------
Net cash used in investing activities...............................     (429,906)     (171,092)      (48,084)
                                                                      -----------     ---------     ---------
Financing Activities
  Proceeds from issuance of long-term debt..........................      400,000
  Payments on long-term obligations.................................      (20,136)       (2,011)       (7,472)
  Exercise of stock options including tax benefit...................        5,944         4,505         2,898
                                                                      -----------     ---------     ---------
Net cash provided by (used in) financing activities.................      385,808         2,494        (4,574)
                                                                      -----------     ---------     ---------
Net increase (decrease) in cash and cash equivalents................       57,871       (70,860)       32,250
Cash and cash equivalents at beginning of year......................        2,700        73,560        41,310
                                                                      -----------     ---------     ---------
Cash and cash equivalents at end of year............................  $    60,571     $   2,700     $  73,560
                                                                      ===========     =========     =========
Supplemental cash flow information:
  Interest payments (net of portion capitalized)....................  $     4,695     $     571     $     274
  Income tax payments (net of refunds)..............................  $    34,583     $  25,552     $  25,505
Supplemental schedule of noncash investing and financing activities:
  The Company purchased all of the outstanding common stock of
  TakeCare, Inc. in exchange for common stock, preferred stock and cash as follows:
    Total TakeCare acquisition cost.................................  $ 1,137,642
    Cash acquired...................................................      (60,402)
    Liabilities accrued.............................................      (46,754)
    Common and preferred stock issued...............................     (688,884)
                                                                      -----------
    Net cash paid...................................................  $   341,602
                                                                      ===========

          See accompanying notes to consolidated financial statements.

                         FHP INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  Organization

     FHP International Corporation (the "Company"), through its direct and indirect subsidiaries, delivers managed health care services and sells indemnity medical, group life and workers' compensation insurance.

     On June 17, 1994, the Company completed its acquisition of TakeCare, Inc. ("TakeCare") in exchange for cash, common stock and preferred stock. The acquisition has been accounted for as a purchase business combination and consequently, all balances and results of operations of TakeCare since the date of acquisition have been included in the accompanying financial statements (see
Note 12 for further description of the acquisition).

     Most of the Company's subsidiaries are federally qualified, multi-state licensed health maintenance organizations ("HMO") which provide comprehensive health care to their members for a fixed monthly fee per member. In the course of providing health care services to commercial and governmental employees, the Company extends credit to various federal government agencies and hospitals, independent physician groups and to other health care providers and intermediaries located in California, Colorado, Arizona, Utah, Guam, New Mexico, Illinois, Nevada, Ohio, Indiana and Kentucky (and effective October 1, 1994, Texas).

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Revenue Recognition and Health Care Costs

     Premiums from enrolled groups for prepaid health care are recognized in the month in which the enrollees are entitled to care. Deferred premiums represent cash received from employer groups in advance of the applicable period of coverage. Health care costs are recorded in the period when services are provided to enrolled members, including estimates for contracted medical specialists and hospital costs which have been incurred as of the balance sheet date but not yet reported.

     Medicare risk contracts with the Health Care Financing Administration provided 63%, 65% and 65% of revenue in fiscal years 1994, 1993 and 1992, respectively.

  Excess Purchase Price Over Net Assets Acquired

     The excess purchase price over net assets acquired arose primarily from the purchase of TakeCare. Amortization is provided on a straight-line basis over periods not exceeding 40 years.

  Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value based on their short-term maturity.

  Short-term, Long-term and Restricted Investments

     Short-term, long-term and restricted investments consist of U.S. Treasury securities, certificates of deposit and other marketable debt securities. Long-term investments have maturities in excess of one year. Restricted investments primarily include investments placed on deposit with various state regulatory agencies to comply with regulatory requirements (Note 6).

                         FHP INTERNATIONAL CORPORATION

  Inventories

     Inventories, which consist of prescription drugs, optometry products and medical supplies, are stated at the lower of average cost or market.

  Property and Equipment

     Property and equipment are recorded at cost. Depreciation and amortization are provided principally by the straight-line method over the estimated useful lives of the respective classes of assets as follows: buildings, 20 to 40 years; leasehold improvements, lesser of the useful lives (3 to 10 years) or the lease term; and equipment and fixtures, 3 to 10 years. Property and equipment also includes capitalized interest expense of approximately $596,000, $2,597,000 and $3,600,000 in fiscal years 1994, 1993 and 1992, respectively, associated with the Company's major construction projects.

  Other Assets

     The principal components of other assets are as follows:

                                                                                    JUNE 30,
                                                              AMORTIZATION     -------------------
                                                                 PERIOD         1994        1993
                                                              ------------     -------     -------
                                                                              (AMOUNTS IN THOUSANDS)
Preoperating costs, net of accumulated amortization of
  $3,356 and $839...........................................     3 years       $ 6,265     $ 7,093
Real estate held for sale...................................                     3,450       3,688
Covenants not to compete, net of accumulated amortization
  of $1,903 and $444........................................     3 years         2,597       3,556
Cash surrender value of life insurance policies (Note 7)....                     3,747       2,496
Deposits....................................................                     2,998       3,390
Deferred income taxes.......................................                                 2,178
Other.......................................................                     6,015       4,548
                                                                               -------     -------
                                                                               $25,072     $26,949
                                                                               =======     =======

     The covenants not to compete and preoperating costs are amortized on a straight-line basis. The covenants not to compete resulted from the Company's acquisitions of Great States Financial Corporation ("Great States") in March, 1993 and a Colorado HMO in October, 1993 (Note 12). Preoperating costs represent direct charges incurred in developing HMO operations in new, non-contiguous geographic service areas prior to the commencement of operations. Amortization begins on the first date members are eligible to receive services. Total amortization expense related to other assets was $3,976,000, $1,163,000 and $142,000 for fiscal years 1994, 1993 and 1992, respectively.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the 1994 financial statement presentation.

                         FHP INTERNATIONAL CORPORATION

NOTE 2 -- PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                       JUNE 30,
                                                                 ---------------------
                                                                   1994         1993
                                                                 --------     --------
                                                                      (AMOUNTS IN
                                                                      THOUSANDS)
        Land...................................................  $ 68,420     $ 58,529
        Buildings..............................................   165,439      124,649
        Leasehold improvements.................................    47,849       42,262
        Equipment and fixtures.................................   237,640      170,227
        Construction in progress...............................    30,767       57,209
                                                                 --------     --------
                                                                  550,115      452,876
        Less accumulated depreciation and amortization.........   146,361      109,607
                                                                 --------     --------
                                                                 $403,754     $343,269
                                                                 ========     ========

NOTE 3 -- OTHER LIABILITIES

     The Company was self-insured with respect to certain professional liability claims during calendar years 1975 through 1983. From January, 1984 through March, 1986, the Company maintained commercial insurance on a claims occurrence basis with nominal deductibles. Since April 1986, the Company has maintained commercial insurance on a claims made basis. The Company currently carries $50,000,000 of professional liability insurance with annual deductibles of $2,000,000 per occurrence and $12,000,000 in the aggregate.

     An estimate of the Company's liability for professional liability claims, including deductibles, was actuarially computed on a present value basis using a discount rate of 7%, and amounted to approximately $31,400,000 and $30,300,000 at June 30, 1994 and 1993, respectively. Such amounts are allocated between other current liabilities and other liabilities based on estimates of the amounts of claims which will be paid during the subsequent fiscal year (Note 8).

     Other liabilities also include approximately $40,785,000 and $30,250,000 of reserves for losses and loss adjustment expenses at June 30, 1994 and 1993, respectively, associated with the Company's insurance operations. These reserves are estimates based on actuarial computations and industry standards for the eventual costs of claims incurred but not settled, less reinsurance recoverable from other companies. As claims are settled, as amounts required to settle become known and as anticipated claims are actuarially revised, the professional liability and loss reserve expenses and liabilities are adjusted accordingly.

                         FHP INTERNATIONAL CORPORATION

NOTE 4 -- LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:

                                                                            JUNE 30,
                                                                      --------------------
                                                                        1994        1993
                                                                      --------     -------
                                                                          (AMOUNTS IN
                                                                           THOUSANDS)
    Term loans under bank credit agreement, due in semi-annual installments of $25,000 plus interest, floating rates
      averaging 5.2%................................................  $250,000     $ --
    Revolving loan under bank credit agreement, due June, 1999, interest payable at various intervals no less frequent than
      quarterly, floating rates averaging 5.3%......................    50,000
    7% Senior Notes due September, 2003, interest payable
      semi-annually.................................................   100,000
    Real estate mortgages payable, due monthly through 2010,
      interest at fixed rates averaging 9.9%, collateralized by
      certain land and buildings....................................     2,617       2,680
    Promissory note and certain real estate mortgages retired using proceeds generated by the Company's September, 1993 Senior
      Notes offering................................................                19,996
    Other...........................................................       523         600
                                                                      --------     -------
              Total.................................................   403,140      23,276
      Less current portion..........................................    25,154       2,474
                                                                      --------     -------
      Long-term obligations.........................................  $377,986     $20,802
                                                                      ========     =======

     Scheduled maturities of long-term obligations are as follows:

                                                                   (AMOUNTS IN
                     YEARS ENDING JUNE 30:                          THOUSANDS)
                     ---------------------                          ----------
                     1995........................................   $  25,154
                     1996........................................      50,169
                     1997........................................      50,187
                     1998........................................      50,204
                     1999........................................     125,224
                     Later years.................................     102,202
                                                                   -----------
                                                                    $ 403,140
                                                                    =========

     In March, 1994, in connection with the acquisition of TakeCare (Note 12), the Company entered into a $350 million Credit Agreement with a group of banks which provides for a $250 million term loan facility and a $100 million revolving credit facility (the "Credit Agreement") expiring June 17, 1999. Prime rate, LIBOR based and competitive bid (revolving credit facility only) interest rate options are available for borrowings under the Credit Agreement. In addition, a facility fee of 0.225% is payable, regardless of usage, on the $100 million revolving credit facility portion of the Credit Agreement.

     The Credit Agreement contains financial and other covenants. The Company was in compliance with these covenants as of June 30, 1994.

NOTE 5 -- INCOME TAXES

     The Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," effective as of July 1, 1993. SFAS 109 supersedes Accounting Principles Board ("APB") Opinion No. 11, "Accounting for Income Taxes." Under SFAS 109, income taxes are recognized for (a) the amount of taxes payable or refundable for the current year, and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The effects of income taxes are measured based on enacted tax law and rates. No

                         FHP INTERNATIONAL CORPORATION
cumulative effect of the accounting change was recorded because the amount of deferred tax assets and liabilities computed under the new method is not significantly different from the amount recorded under the former method using APB Opinion No. 11.

     The tax effects of significant items comprising the Company's net deferred tax assets are as follows:

                                                                       JUNE 30, 1994
                                                                   ----------------------
                                                                   (AMOUNTS IN THOUSANDS)
        Deferred tax assets:
          Reserves not currently deductible......................         $ 43,248
          Vacation expense not currently deductible..............            5,396
          State income taxes.....................................            3,258
                                                                          --------
             Total deferred tax assets...........................           51,902
             Valuation allowance.................................               --
                                                                          --------
             Total deferred tax assets...........................           51,902
        Deferred tax liabilities:
             Differences between book and tax bases of
               property..........................................          (22,441)
             Other...............................................             (514)
                                                                          --------
             Total deferred tax liabilities......................          (22,955)
                                                                          --------
             Net deferred tax assets.............................         $ 28,947
                                                                          ========

     There was no change in the valuation allowance during the year ended June 30, 1994.

     The components of the provision for income taxes are summarized as follows:

                                                                     YEARS ENDED JUNE 30,
                                                                -------------------------------
                                                                 1994        1993        1992
                                                                -------     -------     -------
                                                                    (AMOUNTS IN THOUSANDS)
Current:
  Federal.....................................................  $27,806     $21,143     $17,930
  State.......................................................    5,999       4,494       4,693
  Guam........................................................    1,075       1,162       1,006
                                                                -------     -------     -------
Total current provision.......................................   34,880      26,799      23,629
                                                                -------     -------     -------
Deferred:
  Federal.....................................................    2,201      (1,033)     (5,027)
  State.......................................................      429        (159)
                                                                -------     -------     -------
Total deferred provision (benefit)............................    2,630      (1,192)     (5,027)
                                                                -------     -------     -------
Total provision for income taxes..............................  $37,510     $25,607     $18,602
                                                                =======     =======     =======

                         FHP INTERNATIONAL CORPORATION

     The provision for income taxes differs from the amount of tax determined by applying the Federal statutory rate to pretax income. Components of this difference are summarized as follows:

                                                                 YEARS ENDED JUNE 30,
                                             ------------------------------------------------------------
                                                    1994                 1993                 1992
                                             ------------------   ------------------   ------------------
                                             AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT
                                             -------   --------   -------   --------   -------   --------
                                                                (AMOUNTS IN THOUSANDS)
Taxes on income at Federal statutory tax
  rate.....................................  $33,887      35%     $23,722      34%     $17,507      34%
Guam and state income taxes, net of
  Federal tax benefit......................    4,178       4        2,862       4        3,098       6
Utilization of net operating loss
  carryforwards............................                                               (812)     (2)
Tax exempt interest........................     (444)                (473)                (296)
Other, net.................................     (111)                (504)     (1)        (895)     (2)
                                             -------      --      -------      --      -------      --
Total provision for income taxes...........  $37,510      39%     $25,607      37%     $18,602      36%
                                             =======      ==      =======      ==      =======      ==

     The provision (benefit) for deferred income taxes results from reporting the following items in different periods for financial statement and income tax purposes:

                                                                      YEARS ENDED JUNE 30,
                                                                 ------------------------------
                                                                  1994       1993        1992
                                                                 ------     -------     -------
                                                                     (AMOUNTS IN THOUSANDS)
Tax depreciation and amortization in excess of book
  depreciation.................................................  $2,494     $ 2,048     $   824
Stockholder litigation.........................................               1,785      (1,785)
Self-insurance and other non-deductible reserves...............     175      (1,702)     (3,392)
Deferred premiums and other revenue............................     296      (1,677)
Discounted loss reserves.......................................    (728)     (1,186)        (42)
Vacation and other deferred compensation.......................    (183)     (1,151)       (541)
Preoperating costs.............................................     516       1,005
Deferred acquisition costs.....................................     546
Policyholder dividends.........................................     631
Bad debt expense...............................................    (340)       (541)        252
Other, net.....................................................    (777)        227        (343)
                                                                 ------     -------     -------
Total deferred provision (benefit).............................  $2,630     $(1,192)    $(5,027)
                                                                 ======     =======     =======

     At June 30, 1994, an acquired subsidiary had approximately $2,000,000 of net operating loss carryforwards expiring in varying amounts through 2005. The net operating loss carryforwards are available to offset income at the subsidiary level and are not available to offset income of other entities in the Company's consolidated group.

     At June 30, 1991, one subsidiary had approximately $2,387,000 of net operating loss carryforwards which were fully utilized during the year ended June 30, 1992, resulting in a reduction of tax expense of $812,000.

NOTE 6 -- INVESTMENTS

     In May, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." As permitted by SFAS 115, the Company elected to apply the Statement as of June 30, 1994. The Company has classified all of its investment portfolio as "available-for-sale." In accordance with SFAS 115, investments classified as "available-for-sale" are carried at fair value, and unrealized gains or losses, net of applicable income taxes, are reported in a separate caption of stockholders' equity. The adoption of SFAS 115 had no

                         FHP INTERNATIONAL CORPORATION
effect on net income but decreased short-term, long-term and restricted investments by $7,009,000, representing net unrealized losses, and decreased stockholders' equity by $4,392,000 (net unrealized losses less deferred income taxes of $2,617,000). In accordance with SFAS 115, prior period financial statements have not been restated.

     The following table summarizes required disclosures regarding the Company's short-term, long-term and restricted investments as of June 30, 1994:

                                                                 GROSS          GROSS
                                                 AMORTIZED     UNREALIZED     UNREALIZED     ESTIMATED
                                                   COST          GAINS          LOSSES       FAIR VALUE
                                                 ---------     ----------     ----------     ----------
                                                                 (AMOUNTS IN THOUSANDS)
Classified as short-term:
  U.S. Government and its agencies.............   $125,309       $   31         $ (1,816)     $123,524
  Corporate bonds..............................     25,218            2             (474)       24,746
  Medium term notes............................     20,248                          (367)       19,881
  Other........................................     18,251            6             (196)       18,061
                                                  --------       ------         --------      --------
     Total short-term..........................    189,026           39           (2,853)      186,212
                                                  --------       ------         --------      --------
Classified as long-term:
  U.S. Government and its agencies.............     96,098           12           (3,530)       92,580
  Corporate bonds..............................     16,697           10             (591)       16,116
  Municipal obligations........................      4,479                           (45)        4,434
  Other........................................      6,710        3,270             (328)        9,652
                                                  --------       ------         --------      --------
     Total long-term...........................    123,984        3,292           (4,494)      122,782
                                                  --------       ------         --------      --------
Classified as restricted investments:
  U.S. Government and its agencies.............     92,818           36           (3,030)       89,824
  Certificates of deposit......................      3,150                                       3,150
  Money market funds...........................      4,904            1                          4,905
                                                  --------       ------         --------      --------
     Total restricted..........................    100,872           37           (3,030)       97,879
                                                  --------       ------         --------      --------
          Total................................   $413,882       $3,368         $(10,377)     $406,873
                                                  ========       ======         ========      ========

     The contractual maturities of short-term, long-term and restricted investments at June 30, 1994, were as follows:

                                                                 AMORTIZED     ESTIMATED
                                                                   COST        FAIR VALUE
                                                                 ---------     ----------
                                                                  (AMOUNTS IN THOUSANDS)
        Due in one year or less................................   $135,993       $138,235
        Due after one year through five years..................    169,950        165,576
        Due after five years through ten years.................     62,344         57,998
        Due after ten years....................................     45,595         45,064
                                                                  --------       --------
                                                                  $413,882       $406,873
                                                                  ========       ========

     The Company also determined that marketable securities, classified as short-term, are available for use in current operations and, accordingly, classified such securities as current assets without regard to the securities' contractual maturity dates.

                         FHP INTERNATIONAL CORPORATION

     At June 30, 1993, short-term, long-term and restricted investments were reported at amortized cost, which was approximately the same as fair value:

                                                                 AMORTIZED     ESTIMATED
                                                                   COST        FAIR VALUE
                                                                 ---------     ----------
                                                                  (AMOUNTS IN THOUSANDS)
        Short-term investments.................................   $174,057       $174,855
        Long-term investments..................................     38,723         39,123
        Restricted investments.................................     67,025         67,189

     The fair value of short-term, long-term and restricted investments is estimated based on quoted market prices.

NOTE 7 -- EMPLOYEE BENEFITS

     The Company has a defined contribution pension plan and an Employee Stock Ownership Plan ("ESOP") covering substantially all employees. Under the provisions of these plans, the Company has contributed or is committed to contribute into trusts for the benefit of employees an amount equal to 12% of eligible annual compensation, as defined, of all plan participants. Participants employed prior to July 1, 1990 become fully vested in their balances over a five year period. Participants beginning employment on or after July 1, 1990 will not vest until they have completed five years of service with the Company, at which time they become 100% vested. Nonvested contributions which are forfeited upon an employee's termination are treated as a reduction in the amount of the Company's contribution. The combined contribution expenses for the pension plan and ESOP were $35,020,000, $32,970,000 and $27,125,000 for fiscal years 1994,
1993 and 1992, respectively.

     Under an Executive Incentive Plan (the "Plan"), the Company is authorized to grant restricted stock awards, incentive stock options, nonqualified stock options and bonus awards to directors, officers, key employees, consultants and other agents. Under the terms of the Plan, the exercise price of the stock options must be equal to the fair market value of the Company's common stock at the date of grant. Stock options are subject to forfeitures due to termination and other circumstances. Beginning July 1, 1992, the first of a series of four annual stock option grants for a total of 2,240,000 shares was made to certain executives under the Plan. These grants are intended to provide a strong linkage between long-term incentives and the Company's financial performance. Accelerated vesting of each of these stock options is tied directly to growth in the Company's earnings per share ("EPS"). Total stock options for 435,000 and 1,085,000 shares were granted under this Plan on July 1, 1993 and 1992, respectively. Each year's stock option grant allows the optionee up to six consecutive annual opportunities for accelerated vesting of portions of the employee's stock options only if the Company's EPS exceeds both: (1) EPS for the previous fiscal year, and (2) average EPS for the two previous fiscal years. The terms of accelerated vesting for 25% of the stock options granted on July 1, 1992 and 10% of the stock options granted on July 1, 1993 have been met. If a stock option in the series does not become subject to accelerated vesting by the sixth anniversary of its grant, the stock option automatically becomes vested on the seventh anniversary of its grant. The exercise price of the stock option at each date of grant is equal to the fair market value of the Company's common stock at the date of grant.

     The Company may periodically issue stock options under similar terms and conditions as those above. The Company granted additional stock options for 982,000 and 407,000 shares during fiscal years 1994 and 1993, respectively.

     Key executives, employees, and directors of TakeCare participated in TakeCare's stock option programs. The Company established a new stock option program for the conversion of TakeCare stock options (the "New Plan"). As a result of the acquisition, TakeCare's stock option programs were terminated and the rights to participate in these programs were rolled over into the Company's New Plan. Certain TakeCare stock

                         FHP INTERNATIONAL CORPORATION
options were converted to Company stock options at a conversion ratio of 3.2 Company stock options for each TakeCare stock option. The terms (including the vesting schedule) and the aggregate exercise price of the Company stock options are the same as the original TakeCare stock options, but the per share exercise price was adjusted accordingly. The adjusted exercise prices range from $1.16 to $17.85. Stock options for a total of 964,000 shares were issued by the Company. These stock options retained their original TakeCare vesting schedule which provided that stock options became exercisable either at the rate of 25% within two years after the date of grant and an additional 25% each year thereafter, or at the rate of 20% within three years after the date of grant of the original stock options. There were also fully vested TakeCare stock options for 236,000 shares which were exchanged for merger consideration (Note 12) less the applicable exercise price and required withholding taxes.

     The Company granted option rights to purchase approximately 449,000 shares to former employees of TakeCare on June 17, 1994. These option rights vest in accordance with the provisions of the Plan described above.

     All stock options granted by the Company through June 30, 1994 were nonqualified. The following is a summary of stock option activity for fiscal years 1994, 1993 and 1992:

                                                                YEARS ENDED JUNE 30,
                                                   ----------------------------------------------
                                                       1994             1993             1992
                                                   ------------     ------------     ------------
Outstanding at beginning of year...............       2,386,000        1,457,000        1,472,000
  Granted......................................       2,830,000        1,492,000          268,000
  Cancelled....................................        (219,000)        (115,000)         (83,000)
  Exercised....................................        (356,000)        (448,000)        (200,000)
                                                   ------------     ------------     ------------
Outstanding at end of year.....................       4,641,000        2,386,000        1,457,000
                                                    ===========      ===========      ===========
Exercisable at end of year.....................         390,000          366,000          440,000
                                                    ===========      ===========      ===========
Price range of options outstanding at end of
  year.........................................    $1.16-$28.25     $2.73-$27.63     $2.73-$27.63
Price range of options exercised...............    $2.73-$27.63     $2.73-$24.00     $2.73-$16.76

     At June 30, 1994, 1,519,000 shares remained available under the Plan for future grants of stock awards and stock options. Outstanding stock options at June 30, 1994, expire at the earlier of the date the stock option holder ceases to be an employee or a director, or ten years after the date of grant, based on the date of grant of the original stock options.

     The Company has established a deferred compensation plan for certain of its executives and physicians which is designed to provide supplemental retirement income benefits by enabling the participants to defer receipt of up to 50% of their gross annual salaries and 100% of their gross annual bonuses. Deferred amounts are included in other liabilities and the deferred amounts are deemed to be invested in one or more mutual funds selected by the participants. The Company pays premiums on individual life insurance policies whose policy benefits are equal to the deferred amounts. Account balances, including earnings from investments, are distributed to a participant upon two years' advance request or upon a participant's termination of employment, death or disability. Such distributions are offset by any values in the cash surrender value of the life insurance policies provided by the Company which are included in other assets.

     On November 1, 1989, 187,000 shares of common stock were issued as restricted stock awards at a purchase price of $0.02 per share. Compensation expense was determined based on the excess of the estimated market value of the stock over the purchase price on the date of the grant and was recognized ratably over the vesting period which ended on October 31, 1992.

                         FHP INTERNATIONAL CORPORATION

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company leases certain buildings and equipment under operating leases. Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of June 30, 1994 are as follows:

                                                               (AMOUNTS IN
                    YEARS ENDING JUNE 30:                       THOUSANDS)
                    ---------------------                      -----------
                    1995.....................................   $  31,638
                    1996.....................................      25,628
                    1997.....................................      17,365
                    1998.....................................      11,462
                    1999.....................................       8,762
                    Later years..............................      13,085
                                                                ---------
                         Total minimum payments required.....   $ 107,940
                                                                =========

     Total rental expense on operating leases aggregated $28,663,000, $23,579,000 and $21,255,000 for fiscal years 1994, 1993 and 1992, respectively.

  OPM Audit

     The Company contracts with the United States Office of Personnel Management ("OPM") to provide or arrange managed health care services under the Federal Employees Health Benefits Program ("FEHBP") for federal employees, annuitants and their dependents. OPM is the Company's largest commercial customer. These contracts with OPM and applicable government regulations establish premium rating requirements for the FEHBP. OPM conducts periodic audits of its contractors to, among other things, verify that the premiums established under the OPM contracts were established in compliance with the community rating and other requirements under the FEHBP. In May, 1993, after conducting a periodic audit of the Company covering primarily the years 1988 through 1991, OPM sent a draft audit report alleging certain defects in the Company's rating practices under applicable regulatory and contractual requirements, and invited the Company to comment. Following its evaluation of the additional information and comments which have been provided by the Company, the OPM auditors will issue a final report; the OPM Audit Resolution Division will then be responsible for resolving the audit findings. As part of the resolution process, the Audit Resolution Division may reconsider the findings of the auditors and the information provided by the Company.

     It is likely that the final audit report will recommend that OPM seek a monetary recovery from the Company, and that such recommended recovery could be a substantial amount. At this time, the Company's management and legal counsel are unable to determine the amounts that may be required to be refunded to OPM to resolve the audit findings. Management currently believes, however, that after application of available offsets and consideration of established reserves, amounts ultimately required to be refunded to OPM will not have a material adverse effect on the consolidated financial condition of the Company. In addition, the Company's management does not currently believe that the audit will have a material effect on future relations with OPM.

  Litigation

     During the ordinary course of business, the Company and its subsidiaries have become a party to pending and threatened legal actions and proceedings, a significant number of which involve alleged claims of medical malpractice. Management of the Company is of the opinion, taking into account its insurance coverage and

                         FHP INTERNATIONAL CORPORATION
reserves that have been established, that the outcome of the currently known legal actions and proceedings will not, singly or in the aggregate, have a material effect on the consolidated financial statements of the Company and its subsidiaries.

NOTE 9 -- NOTES RECEIVABLE FROM EMPLOYEE STOCK OWNERSHIP PLAN

     During fiscal years 1993 and 1992, the ESOP repaid the Company amounts previously loaned of $4,150,000 and $8,548,000, respectively. The loans were made to enable the ESOP to purchase the Company's common stock on a periodic basis and were repaid from periodic contributions to the ESOP received from the Company (Note 7).

     The Company currently makes quarterly contributions (pursuant to the annual contribution described in Note 7) to the ESOP to fund quarterly purchases by the ESOP on the open market. For fiscal years 1994 and 1993, the Company contributed $9,140,000 and $6,870,000, respectively, for this purpose.

NOTE 10 -- STOCKHOLDERS' EQUITY

     In June, 1994, the Company amended its Certificate of Incorporation to increase the authorized number of shares of common stock from 70,000,000 to 100,000,000 and the authorized number of shares of preferred stock from 5,000,000 to 40,000,000. As the Company issues preferred stock, it is designated as either Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") or Series B Adjustable Rate Cumulative Preferred Stock ("Series B Preferred Stock"). The Company issued 6,311,781 shares of common stock, 21,031,733 shares of Series A Preferred Stock and 32,850 shares of Series B Preferred Stock as merger consideration in the acquisition of TakeCare (Note
12).

     Holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends of 5.0% per annum. Dividends will be payable quarterly in arrears when and if declared by the Company's Board of Directors. On or after the fourth anniversary of the acquisition, the Company may, at its option, redeem all or part of the outstanding shares of Series A Preferred Stock, at fixed redemption prices per share plus an amount equal to any accrued and unpaid dividends. Each share of Series A Preferred Stock may be convertible at the option of the holder into the Company's common stock at any time commencing six months after the acquisition date. The conversion price for the Series A Preferred Stock is $31 per share.

     Holders of Series B Preferred Stock are entitled to receive cumulative cash dividends of not less than 5.0% per annum or greater than 11.0% per annum. The actual dividend rate will be determined quarterly based upon prevailing market interest rates. The dividend established as of June 17, 1994, was 6.86%. Dividends will be payable quarterly in arrears when and if declared by the Company's Board of Directors. Beginning nine months after June 17, 1994, the Company may, at its option, redeem all or part of the outstanding shares of Series B Preferred Stock, at $25 per share plus an amount equal to accrued and unpaid dividends.

     In June, 1990, the Board of Directors of the Company declared a dividend of one common share purchase right (a "Right") for each outstanding share of common stock to the holders of record on June 29, 1990 and authorized and directed the issuance of one Right with respect to each share of common stock that shall become outstanding prior to the occurrence of certain terminating events. Each Right entitles the registered holder to purchase from the Company one-fourth of a share of common stock at a price which varies based on the market price of a share of the Company's stock ($24.00 at June 30, 1994), subject to adjustment (the "Purchase Price"). Upon the occurrence of certain events associated with an unsolicited takeover attempt of the Company, the Rights will become exercisable and will cease to automatically trade with the common stock. Thereafter, upon the occurrence of certain further triggering events, each Right will become exercisable, at an adjusted Purchase Price (the "Adjusted Purchase Price") equal to four times the Purchase Price immediately prior to such adjustment, for that number of shares of common stock having a market value of two times such Adjusted Purchase Price. The Rights have certain anti-takeover effects that will cause

                         FHP INTERNATIONAL CORPORATION
substantial dilution to a person or group that attempts to acquire the Company in a manner which causes the Rights to become exercisable. The terms of the Rights may be amended by the Board of Directors of the Company without the consent of the holders of the Rights. At June 30, 1994, there was one Right outstanding for each share of common stock outstanding and a sufficient number of authorized but unissued shares of common stock available for issuance upon
(i) the exercise of the Rights, (ii) the issuance of common stock (and associated Rights) in connection with the future exercise of outstanding stock options, and (iii) the issuance of common stock (and associated Rights) in connection with the future conversion of the Series A Preferred Stock.

NOTE 11 -- EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCK

     Earnings per share for fiscal years 1994, 1993 and 1992 were computed by dividing net income attributable to common stock by 34,051,000, 33,270,000 and 32,921,000 shares, respectively, which represent the weighted average number of outstanding common shares and common share equivalents during the respective periods. Common share equivalents include the effect of dilutive stock options calculated using the treasury stock method.

NOTE 12 -- ACQUISITIONS

     The Company acquired all of the outstanding common stock of TakeCare on June 17, 1994. The acquisition was treated as a purchase for accounting purposes, assuming all common shares were tendered as of the acquisition date. The consolidated financial statements include the operations of TakeCare beginning June 17, 1994. The purchase price was approximately $1,053 million and was financed through the issuance of 6,311,781 shares of common stock, 21,031,733 shares of Series A Preferred Stock, 32,850 shares of Series B Preferred Stock, a term loan facility of $250 million with a consortium of banks, a revolving loan facility of $100 million (of which $50 million was utilized) and internally generated funds of approximately $100 million to substantially complete the transaction, including non-shareholder related costs. These costs included the repayment of TakeCare's outstanding long-term debt of $24.3 million and other costs of $60.3 million related to the transaction.

     The acquisition provided for the conversion of each share of TakeCare common stock into the right to receive, without interest, .48 of a share of the Company's common stock, 1.6 shares of Series A Preferred Stock and either 1.096 shares of Series B Preferred Stock or, at the election of the holder of such share, cash equal to $27.40 per share of TakeCare common stock. As of September 2, 1994, 457,531 shares of TakeCare common stock had not been presented for redemption. Consequently, additional shares of Series B Preferred Stock may be issued after June 30, 1994, at the election of these shareholders. These consolidated financial statements assume that untendered shares will not elect Series B Preferred Stock.

     The following table summarizes the unaudited pro forma consolidated results of operations of the Company as though the acquisition of TakeCare had occurred on July 1, 1992. The unaudited pro forma consolidated results of operations shown below do not necessarily represent what the consolidated results of operations of the Company would have been if the acquisition had actually occurred on July 1, 1992, nor do they represent a forecast of the consolidated results of operations of the Company for any future period.

                                                                YEARS ENDED JUNE 30,
                                                              -------------------------
                                                                 1994           1993
                                                              ----------     ----------
                                                               (AMOUNTS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
        Revenue.............................................  $3,596,000     $3,050,000
        Income before income taxes..........................     139,848        101,652
        Net income attributable to common stock.............      44,986         25,507
        Earnings per share attributable to common stock.....       $1.12          $0.64

                         FHP INTERNATIONAL CORPORATION

     In March, 1993, the Company acquired Great States and its subsidiaries for approximately $21.7 million, net of cash acquired. Through its subsidiaries, Great States writes workers' compensation insurance policies in California and Arizona and provides various claims administration services. The acquisition, which has been accounted for as a purchase, was financed through cash generated from operations of the Company. As a result of the purchase, the Company recorded costs in excess of net assets acquired of approximately $2.5 million. The Company also obtained a covenant not to compete for which it paid $4 million (Note 1).

     In October, 1993, the Company acquired an approximately 4,700 member HMO located in Denver, Colorado for approximately $3.5 million. The acquisition, which has been accounted for as a purchase, was financed through cash generated from operations of the Company. As a result of the purchase, the Company recorded costs in excess of net assets acquired of approximately $1 million. The Company also obtained a covenant not to compete for which it paid $0.5 million (Note 1).

NOTE 13 -- INFORMATION REGARDING THE COMPANY'S OPERATIONS IN DIFFERENT SEGMENTS

     The Company offers a full range of products to achieve its strategic goal of becoming a sole source provider of health care services. These products can be classified into two principal segments of business: HMO and insurance services. The HMO offers a full range of related products to consumers and employers in the direct delivery of managed health care services. Complementing the operations of the HMO are the products offered by the insurance segment. These products include traditional indemnity health and life insurance, workers' compensation and third party administration of self-insured employer programs. Often, the products offered by the HMO and insurance segments are sold to the same account; that is, an employer is able to offer a "dual choice" to employees of enrollment in either the HMO or the indemnity coverage provided through group health insurance coverage.

                         FHP INTERNATIONAL CORPORATION

     Information regarding the two segments is summarized below for the years ended June 30, 1994, 1993 and 1992:

                                                        1994           1993           1992
                                                     ----------     ----------     ----------
                                                              (AMOUNTS IN THOUSANDS)
    Revenue:
      HMO..........................................  $2,363,832     $1,926,832     $1,535,988
      Insurance....................................     109,126         79,022         50,098
                                                     ----------     ----------     ----------
                                                     $2,472,958     $2,005,854     $1,586,086
                                                     ==========     ==========     ==========
    Pretax income (loss):
      HMO..........................................  $  160,202     $  134,162     $  111,106
      Insurance....................................       9,913            448         (2,312)
      Corporate....................................     (87,095)       (79,545)       (79,324)
      Interest income, net.........................      13,800         14,708         22,022
                                                     ----------     ----------     ----------
                                                     $   96,820     $   69,773     $   51,492
                                                     ==========     ==========     ==========
    Assets:
      HMO..........................................  $1,896,081     $  341,895     $  276,889
      Insurance....................................     167,092        143,075         55,859
      Corporate....................................     106,096        260,714        282,911
                                                     ----------     ----------     ----------
                                                     $2,169,269     $  745,684     $  615,659
                                                     ==========     ==========     ==========
    Depreciation and amortization:
      HMO..........................................  $   35,284     $   23,526     $   18,663
      Insurance....................................       1,399            270            175
      Corporate....................................       8,588          6,116          4,528
                                                     ----------     ----------     ----------
                                                     $   45,271     $   29,912     $   23,366
                                                     ==========     ==========     ==========
    Capital expenditures:
      HMO..........................................  $   72,509     $   75,509     $   97,942
      Insurance....................................       3,287          1,399            252
      Corporate....................................      10,256         10,495         12,404
                                                     ----------     ----------     ----------
                                                     $   86,052     $   87,403     $  110,598
                                                     ==========     ==========     ==========

                         FHP INTERNATIONAL CORPORATION

NOTE 14 -- UNAUDITED QUARTERLY INFORMATION

                                                                   QUARTERS ENDED
                                              ---------------------------------------------------------
                                              SEPTEMBER 30      DECEMBER 31      MARCH 31      JUNE 30
                                              -------------     ------------     ---------     --------
                                                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Year ended June 30, 1994:
  Revenue...................................     $576,379         $591,107        $622,461     $683,011
  Operating income..........................       13,484           13,684          24,356       31,496
  Income before income taxes................       17,608           16,891          27,698       34,623
  Net income(a).............................       11,246           10,253          16,813       20,998
  Earnings per share attributable to common
     stock..................................         0.33             0.31            0.50         0.57
Year ended June 30, 1993:
  Revenue...................................     $444,167         $464,509        $535,775     $561,403
  Operating income..........................        6,266            6,260          19,048       23,491
  Income before income taxes................       10,116            9,710          22,896       27,051
  Net income(b).............................        6,444            6,151          14,448       17,123
  Earnings per share........................         0.20             0.19            0.43         0.51

- - ---------------

(a) Net income for the fourth quarter ended June 30, 1994 included TakeCare's operations from the date of acquisition and favorable net adjustments of approximately $838,000, resulting primarily from changes of estimates with respect to certain fiscal year 1994 compensation and benefit related accruals and reserves for professional liability claims. Management's estimates were based on the most recent information available, including events and changes in circumstances which occurred during the period.

(b) Net income for the fourth quarter ended June 30, 1993 included favorable net adjustments of approximately $2,121,000, resulting primarily from billings to the Health Care Financing Administration and changes of estimates with respect to certain fiscal year 1993 compensation related accruals, workers' compensation reserves for the Company's self-insured program for its California employees and other operating accruals. Management's estimates were based on the most recent information available, including events and changes in circumstances which occurred during the period.

                          INDEPENDENT AUDITORS' REPORT

FHP International Corporation:

We have audited the accompanying consolidated balance sheets of FHP International Corporation and its subsidiaries as of June 30, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1994. Our audits also included the financial statement schedules listed in the index at Item 14(a). These consolidated financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FHP International Corporation and its subsidiaries at June 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Costa Mesa, California
September 8, 1994

                         FHP INTERNATIONAL CORPORATION

           SCHEDULE I -- MARKETABLE SECURITIES AND OTHER INVESTMENTS

                                 JUNE 30, 1994

                                                                                           COLUMN E
                                                                                         ------------
                                                                                          AMOUNT AT
                                                                                          WHICH EACH
                                                                                         PORTFOLIO OF
                                                                                            EQUITY
                                                                                           SECURITY
                                            COLUMN B                        COLUMN D      ISSUES AND
                                        ----------------                  ------------    EACH OTHER
                                        NUMBER OF SHARES                  MARKET VALUE     SECURITY
                                               OR            COLUMN C       OF EACH        ISSUE IS
               COLUMN A                 UNITS -- PRINCIPAL ------------     ISSUE AT      CARRIED IN
- - --------------------------------------- AMOUNT OF BONDS      COST OF        BALANCE      THE BALANCE
NAME OF ISSUER AND TITLE OF EACH ISSUE     AND NOTES        EACH ISSUE     SHEET DATE       SHEET
- - --------------------------------------- ----------------   ------------   ------------   ------------
SHORT-TERM INVESTMENTS
United States Government and its agencies...   $126,918,000 $125,309,000  $123,524,000   $123,524,000
Corporate bonds........................     24,762,000       25,218,000     24,746,000     24,746,000
Medium term notes......................     20,000,000       20,248,000     19,881,000     19,881,000
Other:
  Asset backed securities..............      3,663,000        3,708,000      3,608,000      3,608,000
  Municipal obligations................      3,150,000        3,154,000      3,154,000      3,154,000
  Bank deposit notes...................      4,000,000        4,000,000      3,953,000      3,953,000
  Certificates of deposit..............      3,137,000        3,137,000      3,137,000      3,137,000
  Other................................      4,306,000        4,252,000      4,209,000      4,209,000
                                        ----------------   ------------   ------------   ------------
                                            18,256,000       18,251,000     18,061,000     18,061,000
                                        ----------------   ------------   ------------   ------------
          Total short-term.............    189,936,000      189,026,000    186,212,000    186,212,000
                                        ----------------   ------------   ------------   ------------
LONG-TERM INVESTMENTS
United States Government and its agencies...     95,869,000   96,098,000    92,580,000     92,580,000
Corporate bonds........................     16,371,000       16,697,000     16,116,000     16,116,000
Municipal obligations..................      4,300,000        4,479,000      4,434,000      4,434,000
Other..................................      5,679,000        6,710,000      9,652,000      9,652,000
                                        ----------------   ------------   ------------   ------------
          Total long-term..............    122,219,000      123,984,000    122,782,000    122,782,000
                                        ----------------   ------------   ------------   ------------
RESTRICTED INVESTMENTS
United States Government and its agencies...     90,511,000   92,818,000    89,824,000     89,824,000
Certificates of deposit................      3,150,000        3,150,000      3,150,000      3,150,000
Money market funds.....................      4,904,000        4,904,000      4,905,000      4,905,000
                                        ----------------   ------------   ------------   ------------
          Total restricted.............     98,565,000      100,872,000     97,879,000     97,879,000
                                        ----------------   ------------   ------------   ------------
          Total........................   $410,720,000     $413,882,000   $406,873,000   $406,873,000
                                         =============      ===========    ===========    ===========

                         FHP INTERNATIONAL CORPORATION

           SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS AND EMPLOYEES
               OTHER THAN RELATED PARTIES

                         COLUMN B                              COLUMN E
                         --------                         -------------------
                         BALANCE
       COLUMN A             AT                 COLUMN D    BALANCE AT END OF
- - -----------------------  BEGINNING  COLUMN C   --------         PERIOD
  NAME OF DEBTOR AND        OF      --------   AMOUNTS    -------------------
   FISCAL YEAR ENDED      PERIOD    ADDITIONS  COLLECTED  CURRENT    NONCURRENT
- - -----------------------  --------   --------   --------   --------   --------
Jack Massimino
  June 30, 1992........  $100,000   $   --     $   --     $100,000   $   --
  June 30, 1993........  100,000               100,000
Nick Franklin (a)
  June 30, 1992........  100,000                                     100,000
  June 30, 1993........  100,000                          25,000     75,000
  June 30, 1994........  100,000               25,000     25,000     50,000
Joseph Ruggio (b)
  June 30, 1992........  100,000                                     100,000
  June 30, 1993........  100,000                6,250                93,750
  June 30, 1994........  93,750                18,750     25,000     50,000
Paul LoCascio (c)
  June 30, 1992........  84,000                                      84,000
  June 30, 1993........  84,000                                      84,000
  June 30, 1994........  84,000                                      84,000
Ryan Trimble (d)
  June 30, 1993........             150,000    20,000                130,000
  June 30, 1994........  130,000               20,000     20,000     90,000
Kenneth Ord (e)
  June 30, 1994........             100,000               20,000     80,000

- - ---------------

(a) Principal plus accrued interest at the rate of 9% per year may be forgiven in installments of $25,000 a year if Mr. Franklin remains employed with the Company through September 1996. In the interim, the loan is collateralized by a recorded second lien on his personal residence.

(b) Principal plus accrued interest at the rate of 9% per year may be forgiven in installments of $6,250 per quarter if Dr. Ruggio remains employed with the Company through February 1997. In the interim, the loan is collateralized by a recorded second lien on his personal residence.

(c) Interest at 10%, all due January 1996. Collateralized by Deed of Trust on his personal residence.

(d) Principal plus accrued interest at a rate of 6.5% per year may be forgiven in installments of $20,000 a year if Dr. Trimble remains employed with the Company through July 1997, at which time the remaining $50,000 principal balance, together with interest at the rate of 6.5% a year will be due and payable. In the interim, the loan is collateralized by a recorded second lien on his personal residence.

(e) Principal plus accrued interest at the rate of 8.5% per year may be forgiven in installments of $20,000 per year if Mr. Ord remains employed with the Company through February 1999. In the interim, the loan is collateralized by a recorded second lien on his personal residence.

                         FHP INTERNATIONAL CORPORATION

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT

                            COLUMN B                                                    COLUMN F
                          ------------                                                ------------
        COLUMN A           BALANCE AT      COLUMN C       COLUMN D       COLUMN E      BALANCE AT
- - ------------------------  BEGINNING OF   ------------   ------------   ------------      END OF
     CLASSIFICATION          PERIOD       ADDITIONS     RETIREMENTS       OTHER          PERIOD
- - ------------------------  ------------   ------------   ------------   ------------   ------------
Fiscal Year Ended
  June 30, 1992:
  Land..................  $ 39,121,000   $11,154,000    $        --    $        --    $50,275,000
  Buildings.............    75,985,000     7,978,000                    20,392,000    104,355,000
  Construction in
     progress...........    22,479,000    49,290,000       (746,000 )  (29,663,000 )   41,360,000
  Leasehold
     improvements.......    25,422,000     5,865,000        (51,000 )    3,593,000     34,829,000
  Equipment and
     fixtures...........    97,922,000    36,311,000     (2,352,000 )    5,678,000    137,559,000
                          ------------   ------------   ------------   ------------   ------------
          Totals........  $260,929,000   $110,598,000   $(3,149,000 )  $        --    $368,378,000
                           ===========   ============   ============   ============   ============
Fiscal Year Ended
  June 30, 1993:
  Land..................  $ 50,275,000   $ 8,413,000    $  (159,000 )  $        --    $58,529,000
  Buildings.............   104,355,000     2,388,000       (731,000 )   18,637,000    124,649,000
  Construction in
     progress...........    41,360,000    46,935,000                   (31,086,000 )   57,209,000
  Leasehold
     improvements.......    34,829,000     6,381,000     (1,078,000 )    2,130,000     42,262,000
  Equipment and
     fixtures...........   137,559,000    23,683,000     (1,334,000 )   10,319,000    170,227,000
                          ------------   ------------   ------------   ------------   ------------
          Totals........  $368,378,000   $87,800,000    $(3,302,000 )  $        --    $452,876,000
                           ===========   ============   ============   ============   ============
Fiscal Year Ended
  June 30, 1994:
  Land..................  $ 58,529,000   $10,244,000    $(1,054,000 )  $   701,000    $68,420,000
  Buildings.............   124,649,000     1,169,000       (115,000 )   39,736,000    165,439,000
  Construction in
     progress...........    57,209,000    33,615,000        (21,000 )  (60,036,000 )   30,767,000
  Leasehold
     improvements.......    42,262,000     4,302,000     (1,459,000 )    2,744,000     47,849,000
  Equipment and
     fixtures...........   170,227,000    56,096,000     (5,538,000 )   16,855,000    237,640,000
                          ------------   ------------   ------------   ------------   ------------
          Totals........  $452,876,000   $105,426,000   $(8,187,000 )  $        --    $550,115,000
                           ===========   ============   ============   ============   ============

- - ---------------

Note: The additions column for the fiscal year ended June 30, 1994, includes additions of property, plant and equipment of $19,374,000 related to the TakeCare, Inc. acquisition. The additions column for the fiscal year ended June 30, 1993, includes additions of property, plant and equipment of $397,000 related to the Great States Financial Corporation acquisition.

                         FHP INTERNATIONAL CORPORATION

             SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                            COLUMN B                                                    COLUMN F
                          ------------                                                ------------
        COLUMN A           BALANCE AT      COLUMN C       COLUMN D       COLUMN E      BALANCE AT
- - ------------------------  BEGINNING OF   ------------   ------------   ------------      END OF
     CLASSIFICATION          PERIOD       ADDITIONS     RETIREMENTS       OTHER          PERIOD
- - ------------------------  ------------   ------------   ------------   ------------   ------------
Fiscal Year Ended
  June 30, 1992:
  Buildings.............  $  9,827,000   $ 2,768,000    $        --    $        --    $12,595,000
  Leasehold
     improvements.......     9,403,000     4,110,000        (51,000 )                  13,462,000
  Equipment and
     fixtures...........    40,866,000    16,346,000     (1,409,000 )                  55,803,000
                          ------------   ------------   ------------   ------------   ------------
          Totals........  $ 60,096,000   $23,224,000    $(1,460,000 )  $        --    $81,860,000
                           ===========   ============   ============   ============   ============
Fiscal Year Ended
  June 30, 1993:
  Buildings.............  $ 12,595,000   $ 3,898,000    $   (87,000 )  $        --    $16,406,000
  Leasehold
     improvements.......    13,462,000     4,878,000       (160,000 )                  18,180,000
  Equipment and
     fixtures...........    55,803,000    19,973,000       (755,000 )                  75,021,000
                          ------------   ------------   ------------   ------------   ------------
          Totals........  $ 81,860,000   $28,749,000    $(1,002,000 )  $        --    $109,607,000
                           ===========   ============   ============   ============   ============
Fiscal Year Ended
  June 30, 1994:
  Buildings.............  $ 16,406,000   $ 5,979,000    $   (66,000 )  $        --    $22,319,000
  Leasehold
     improvements.......    18,180,000     6,388,000       (383,000 )                  24,185,000
  Equipment and
     fixtures...........    75,021,000    27,620,000     (2,784,000 )                  99,857,000
                          ------------   ------------   ------------   ------------   ------------
          Totals........  $109,607,000   $39,987,000    $(3,233,000 )  $        --    $146,361,000
                           ===========   ============   ============   ============   ============

                         FHP INTERNATIONAL CORPORATION

            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
                         CHARGED TO COSTS AND EXPENSES

                                                                   YEARS ENDED JUNE 30,
                                                          ---------------------------------------
                                                             1994          1993          1992
                                                          -----------   -----------   -----------
  Advertising costs.....................................  $23,800,000   $17,018,000   $13,649,000

                               INDEX TO EXHIBITS

                                                                                  SEQUENTIALLY
EXHIBIT                                                                             NUMBERED
NUMBER                                 DESCRIPTION                                    PAGE
- - -------     ------------------------------------------------------------------    -------------
  *2.1      Agreement and Plan of Merger, dated March 3, 1994 (incorporated by
            reference to Exhibit 2.1 to Form S-4 No. 33-53431)................          *
  *2.2      Amendment No. 1 to Agreement and Plan of Merger, dated April 29,
            1994 (incorporated by reference to Exhibit 2.2 to Form S-4 No.
            33-53431).........................................................          *
  *2.3      Amendment No. 2 to Agreement and Plan of Merger, dated May 25,
            1994 (incorporated by reference to Exhibit 2.1 to Form 8-K, filed
            with the Commission on May 26, 1994)..............................          *
  *3.1      Restated Certificate of Incorporation of FHP International
            Corporation (Exhibit 3.1 to Form S-4 No. 33-53431)................          *
  *3.2      Amendment to Restated Certificate of Incorporation of FHP
            International Corporation (Exhibit 3.2 to Form S-4 No.
            33-53431).........................................................          *
  *3.3      Certificate of Designation for Series A Cumulative Convertible
            Preferred Stock of FHP International Corporation. (Exhibit 3.3 to
            Form 8-K, filed with the Commission on July 6, 1994.).............          *
  *3.4      Certificate of Designation for Series B Adjustable Rate Cumulative
            Preferred Stock of FHP International Corporation. (Exhibit 3.4 to
            Form 8-K, filed with the Commission on July 6, 1994.).............          *
   3.5      Bylaws of FHP International Corporation as amended to date........
  *4.1      Specimen Common Stock Certificate (Exhibit 4.1 to Form S-3
            Registration Statement No. 33-39984)..............................          *
  *4.2      Indenture dated as of September 22, 1993 between Registrant and
            The Chase Manhattan Bank, N.A. in regard to $100,000,000 7% Senior
            Notes due 2003. (Exhibit 4.2 to Form 10-K for the Fiscal Year
            Ended June 30, 1993.).............................................          *
  *4.3      Credit Agreement dated as of March 24, 1994, among the Registrant, the Lenders named therein and Chemical Bank as Administrative
            Agent (Exhibit 10.1 to Form 8-A filed with the Commission on May
            9, 1994)..........................................................          *
   4.4      Registrant agrees to furnish to the Commission, upon request, a copy of each instrument with respect to issues of long-term debt of the Registrant, the authorized principal amount of which does
            not exceed 10% of the total assets of Registrant..................          *
 *10.1      Health Insurance Benefits for the Aged and Disabled Contracts
            dated January 1, 1992 between FHP, Inc. and the Secretary of
            Health and Human Services (Exhibit 10.2 to Form 10-K for the
            Fiscal Year Ended June 30, 1992)..................................          *
 *10.2      Group Health Benefits Contract dated January 1, 1986 between FHP,
            Inc. and the Federal Office of Personnel Management (Exhibit 10.3
            to Form S-1 Registration Statement No. 33-5596)...................          *
 *10.3      Lease between Plaza Land Corporation and FHP, Inc. dated December
            29, 1977, as amended, concerning the lease of FHP's Plaza Medical
            Center in Long Beach, California (Exhibit 10.4 to Form S-1
            Registration Statement No. 33-5596)...............................          *
 *10.4      Fourth Addendum to Lease between Plaza Land Corporation and FHP,
            Inc. dated December 4, 1987 concerning the lease of FHP's Plaza
            Medical Center in Long Beach, California (Exhibit 10.5 to Form
            10-K for the Fiscal Year Ended June 30, 1988).....................          *

                                                                                  SEQUENTIALLY
EXHIBIT                                                                             NUMBERED
NUMBER                                 DESCRIPTION                                    PAGE
- - -------                                -----------                                ------------
 *10.5      Medical Building Lease between Downtowners Associates, Ltd. and
            FHP, Inc. dated October 7, 1983, as amended, concerning the lease of FHP's Hippodrome Senior Center in Long Beach, California
            (Exhibit 10.5 to Form S-1 Registration Statement No. 33-5596).....          *
  10.6      Amendment to Lease between Downtowners Associates, Limited and
            FHP, Inc. dated July 1, 1994 concerning the lease of FHP's
            Hippodrome Senior Center in Long Beach, California................
 *10.7      Employment Agreement dated December 12, 1984 between FHP, Inc. and
            Robert Gumbiner, M.D. (Exhibit 10.8 to Form S-1 Registration
            Statement No. 33-5596)............................................          *
 *10.8      Amendment to Employment Agreement dated June 15, 1988 between FHP,
            Inc. and Robert Gumbiner, M.D. (Exhibit 10.9 to Form 10-K Annual
            Report for the Fiscal Year Ended June 30, 1988)...................          *
 *10.9      Supplement to Employment Agreement dated June 20, 1990 between
            FHP, Inc. and Robert Gumbiner, M.D. (Exhibit 10.10 to Form 10-K
            Annual Report for the Fiscal Year Ended June 30, 1990)............          *
 *10.10     Amendment to Employment Agreement dated February 1, 1992 between
            FHP, Inc. and Robert Gumbiner, M.D. (Exhibit 10.11 to Form 10-K
            Annual Report for the Fiscal Year Ended June 30, 1992)............          *
 *10.11     Employment Contract dated as of November 1, 1993, between the
            Registrant, FHP, Inc. and Mark B. Hacken (Exhibit 10.1 to Form
            10-Q for the Quarter Ended December 31, 1993).....................          *
 *10.12     Form of Employment Agreement dated as of March 12, 1994 by and between the Registrant and 11 key executives (Exhibit 10.2 to Form
            10-Q for the Quarter Ended March 31, 1994)........................          *
 *10.13     FHP International Corporation Executive Incentive Plan, as amended
            November 19, 1992. (Exhibit 10.11 to Form 10-K for the Fiscal Year
            Ended June 30, 1993.).............................................          *
 *10.14     FHP Money Purchase Pension Plan, as amended and restated June 7,
            1993. (Exhibit 10.12 to Form 10-K for the Fiscal Year Ended June
            30, 1993.)........................................................          *
 *10.15     FHP International Corporation Employee Stock Ownership Plan, as
            amended and restated June 7, 1993. (Exhibit 10.13 to Form 10-K for
            the Fiscal Year Ended June 30, 1993.).............................          *
 *10.16     FHP, Inc. Deferred Compensation Plan for Executives and
            Physicians, dated June 28, 1991. (Exhibit 10.14 to Form 10-K for
            the Fiscal Year Ended June 30, 1993.).............................          *
 *10.17     FHP International Corporation/TakeCare, Inc. Stock Option Plan
            (successor to the TakeCare, Inc. Amended and Restated 1990 Stock
            Option Plan and the TakeCare, Inc. 1993 Stock Option Plan)
            (Exhibit 4 to Form S-8 Registration Statement No. 33-54313).......          *
 *10.18     TakeCare Savings and Retirement Plan and Trust Agreement (1992
            Restatement) (Exhibit 4.1 to Form S-8 Registration Statement No.
            33-55545).........................................................          *
 *10.19     Amendment No. 1 to the TakeCare Savings and Retirement Plan and
            Trust Agreement (1992 Restatement) (Exhibit 4.2 to Form S-8
            Registration No. 33-55545)........................................          *

                                                                                  SEQUENTIALLY
EXHIBIT                                                                             NUMBERED
NUMBER                                 DESCRIPTION                                    PAGE
- - -------     ------------------------------------------------------------------    -------------
 *10.20     Amendment No. 2 to the TakeCare Savings and Retirement Plan and
            Trust Agreement (Exhibit 4.3 to Form S-8 Registration Statement
            No. 33-55545).....................................................          *
 *10.21     Amended and Restated Rights Agreement evidencing rights to purchase Common Stock of Registrant (Exhibit 1 to Form 8-A/A filed
            with the Commission on April 5, 1994).............................          *
  11.1      Computation of Earnings Per Share for the years ended June 30,
            1994, 1993 and 1992...............................................
  21.0      Subsidiaries of the Registrant....................................
  23.1      Independent Auditors' Consent.....................................
  27.0      Financial Data Schedule...........................................
  28.1      Information required by Form 11-K with respect to the FHP
            International Corporation Employee Stock Ownership Plan for the
            Fiscal Year Ended June 30, 1994...................................

- - ---------------

* Document has previously been filed with the Commission and is incorporated by reference and made a part hereof.

     The Registrant will furnish any of the foregoing exhibits upon the payment of a reasonable fee based upon the Registrant's expenses in furnishing such exhibit(s). Written inquiries should be addressed to FHP International Corporation, Investor Relations Department, 9900 Talbert Avenue, Fountain Valley, California 92708.