Form 10-K/A
period 1994-06-30
FHP INTERNATIONAL CORP
filed 1994-09-30
CIK 793499

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


                            ------------------------

                                 AMENDMENT NO. 1
                                       TO
                     FORM 10-K FILED ON SEPTEMBER 27, 1994

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

                            -------------------------------

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

                            ------------------------


     The sole purpose of this amendment is to insert the headings on the membership chart which appears on page 3. These headings were inadvertently omitted during the electronic transmission of the Registrant's Form 10-K filed September 27, 1994.


- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

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

     The following table shows an approximate breakdown of the Company's HMO membership at June 30, 1994:


                                      COMMERCIAL(1)                    SENIOR PLAN                          TOTAL
                             --------------------------------  ---------------------------  --------------------------------------
                              STAFF     IPA (2)      TOTAL      STAFF   IPA (2)    TOTAL     STAFF     IPA (2)      TOTAL      %
                             --------  ----------  ----------  -------  -------   --------  --------  ----------  ----------  ----
California (3).............    90,000     583,000     673,000   50,000 155,000     205,000   140,000     738,000     878,000    51
Colorado (4)...............         0     284,000     284,000        0  19,000      19,000         0     303,000     303,000    18
Arizona....................         0      88,000      88,000        0  83,000      83,000         0     171,000     171,000    10
Utah.......................   160,000           0     160,000   10,000       0      10,000   170,000           0     170,000    10
Illinois (5)...............         0      43,000      43,000        0       0           0         0      43,000      43,000     3
Ohio (6)...................         0      40,000      40,000        0       0           0         0      40,000      40,000     2
Guam.......................    33,000       5,000      38,000        0       0           0    33,000       5,000      38,000     2
New Mexico.................         0      20,000      20,000        0  17,000      17,000         0      37,000      37,000     2
Nevada.....................         0      18,000      18,000        0  14,000      14,000         0      32,000      32,000     2
                              -------   ---------   ---------   ------  -------    -------   -------   ---------   ---------   ---
    Total..................   283,000   1,081,000   1,364,000   60,000  288,000    348,000   343,000   1,369,000   1,712,000   100
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

(E) GOVERNMENT REGULATION

     Most of the Company's HMO subsidiaries are qualified under the federal Health Maintenance Organization Act of 1973, as amended (the "HMO Act"). In addition, each of the states in which the Company does business has enacted statutes regulating or affecting the HMO subsidiaries. As a result, the Company is subject to extensive regulation regarding the scope of benefits provided to HMO members and the terms of group benefit agreements, the Company's financial condition, including minimum tangible net equity, quality assurance and utilization review procedures, enrollment requirements, manner of structuring member premiums, member grievance procedures, provider contracts, marketing and advertising. Changes in governmental regulations could adversely affect the operations, profitability and business prospects of the HMO subsidiaries.

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

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          FHP INTERNATIONAL CORPORATION



                                          By:     /s/  ROBERT F. MURPHY
                                              ---------------------------------
                                              Robert F. Murphy, Vice President
                                              and Assistant Secretary



Dated: September 30, 1994