Form 10-Q
period 1994-09-30
FHP INTERNATIONAL CORP
filed 1994-11-14
CIK 793499

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________



     (Mark One)
     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1994

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


     The registrant had 39,773,980 shares of common stock, par value $0.05 per share, outstanding at November 9, 1994.




                      The Exhibit Index Appears on Page 15

                         PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements

                          FHP INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                     ASSETS

(amounts in thousands,                  September 30,        June 30,
 except share data)                         1994              1994
                                        _____________       _________


Cash and cash equivalents               $  241,950       $   60,571
Short-term investments (Note 3)            214,698          186,212
Accounts receivable, net                   111,167          112,092
Deferred income taxes                       31,441           30,360
Prepaid expenses and other
 current assets                             52,573           56,708

                                        __________       __________

 Total current assets                      651,829          445,943

Property and equipment, net                405,285          403,754
Long-term investments (Note 3)              77,785          122,782
Restricted investments (Note 3)             97,870           97,879
Excess purchase price over net assets
 acquired, net                           1,067,206        1,073,839
Other assets, net                           26,146           25,072
                                        __________       __________

 Total assets                           $2,326,121       $2,169,269
                                        ==========       ==========


__________
See accompanying notes to consolidated financial statements.

                          FHP INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

(amounts in thousands,                    September 30,        June 30,
 except share data)                           1994              1994
                                          _____________      __________
Current portion of long-term
 obligations                              $   50,158        $   25,154
Accounts payable                              76,304            94,725
Medical claims payable                       304,699           283,612
Accrued salaries and employee
 benefits                                     80,014            84,371
Deferred premiums                            169,989            32,738
Income taxes payable and other
 current liabilities                          67,116            67,203
                                           _________         _________

 Total current liabilities                   748,280           587,803

Long-term obligations                        352,945           377,986
Other liabilities                             92,305            90,344
                                           _________         _________

 Total liabilities                         1,193,530         1,056,133
                                           _________         _________
Commitments and contingencies
  (Note 5)

Stockholders' equity:

 Series A Convertible and Series B
  preferred stock, $0.05 par value;
  40,000,000 shares authorized (Note 4)        1,053             1,053
 Common stock, $0.05 par value;
  100,000,000 shares authorized;
  39,767,380 and 39,503,675 shares
  issued and outstanding at September 30,
  1994 and June 30, 1994, respectively         1,988             1,976
 Paid-in capital                             918,845           915,816
 Unrealized holding loss on available-
  for-sale securities, net of tax
  effect of $2,552 at
  September 30, 1994 and $2,617 at
  June 30, 1994 (Note 3)                      (3,193)           (4,392)
 Retained earnings                           213,898           198,683
                                          __________        __________

 Total stockholders' equity                1,132,591         1,113,136
                                          __________        __________
 Total liabilities and
   stockholders' equity                   $2,326,121        $2,169,269
                                          ==========        ==========
__________
See accompanying notes to consolidated financial statements.

                          FHP INTERNATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                       For The
(amounts in thousands,                           Three Months Ended
 except per share data)                             September 30,

                                             1994              1993
                                           ________          ________

Revenues                                   $954,340          $576,379
                                           ________          ________

Expenses:
 Primary health care                        763,008           461,870
 Other health care                           26,023            23,052
 General, administrative and
   marketing                                128,073            77,973
                                           ________          ________

Total expenses                              917,104           562,895
                                           ________          ________

Operating income                             37,236            13,484

Interest income                               7,271             4,324
Interest expense                             (6,136)             (200)
                                           ________          ________

Income before income taxes                   38,371            17,608
Provision for income taxes                   17,651             6,362
                                           ________          ________

Net income                                   20,720            11,246
Preferred stock dividends                     5,505
                                           ________          ________
Net income attributable to
 common stock                              $ 15,215          $ 11,246
                                           ========          ========

Primary earnings per share
 attributable to common stock (Note 2)     $   0.37          $   0.33
                                           ========          ========

Weighted average number of common
 shares and common share equivalents         40,852            33,587
                                           ========          ========

Fully diluted earnings per share
 (Note 2)                                  $   0.36          $   0.33
                                           ========          ========
Fully diluted weighted average number
 of common shares and common share
 equivalents                                 58,196            33,587
                                           ========          ========
__________
See accompanying notes to consolidated financial statements.
                          FHP INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                       For The
                                                Three Months Ended
(amounts in thousands)                              September 30,

                                              1994              1993
                                            ________          ________

Operating Activities

  Net income                                 $20,720           $11,246
  Adjustments to reconcile
   net income to net cash
   provided by operating activities:
   Depreciation and amortization              20,090             9,369
   Increase in allowance for
     doubtful accounts                         1,002             1,210
   Loss on disposal of equipment                 893               964
   Loss on sale of available-for-sale
     securities                                  175
   Deferred income taxes                        (939)           (1,043)
   Effect on cash of changes
      in operating assets and
      liabilities:
       Accounts receivable                       (77)           (1,796)
       Prepaid expenses and other
        current assets                         4,135            (3,068)
       Other assets                           (2,106)           (1,012)
       Accounts payable                      (18,421)          (10,627)
       Medical claims payable                 21,087             4,258
       Accrued salaries and
        employee benefits                     (4,357)           10,453
       Deferred premiums                     137,251            (3,734)
       Other liabilities                       2,744            12,182
                                            ________          ________
 Net cash provided by operating
   activities                                182,197            28,402
                                            ________          ________
Investing Activities
 Purchases of available-for-sale
  securities (Note 3)                        (57,983)          (14,306)
 Proceeds from sales/maturities
  of available-for-sale securities
  (Note 3)                                    75,527
 Purchases of property and
  equipment                                  (14,849)          (20,637)

                                            ________           ________
 Net cash provided by (used in) investing
  activities                                   2,695           (34,943)
                                            ________           ________

                          FHP INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS(continued)
                                   (unaudited)



                                                        For The
                                                  Three Months Ended
(amounts in thousands)                               September 30,


                                              1994              1993
                                            ________          ________

Financing Activities

 Proceeds from issuance of
  long-term debt                                               100,000
 Payments on long-term
  obligations                                   (37)          (20,030)
 Exercise of stock options                    2,828               144
 Cash dividends paid to preferred
  shareholders                               (6,304)

                                            ________          ________
 Net cash (used in) provided by
  financing activities                       (3,513)            80,114
                                            ________          ________

Increase in cash and
 cash equivalents                            181,379            73,573
Cash and cash equivalents at
 beginning of period                          60,571             2,700
                                            ________          ________

Cash and cash equivalents at end
 of period                                  $241,950          $ 76,273
                                            ========          ========


Supplemental cash flow information:
 Interest payments (net of portion
  capitalized)                              $  6,122          $    487
 Income tax payments (net of
  refunds)                                  $     38          $  1,266


__________
See accompanying notes to consolidated financial statements.

                        FHP INTERNATIONAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


NOTE 1.  Organization and Accounting Policies

     FHP International Corporation (the "Company"), through its direct and indirect subsidiaries, delivers managed health care services and sells indemnity medical, group life, and workers' compensation insurance.

     On June 17, 1994, the Company completed its acquisition of TakeCare, Inc. ("TakeCare"). The results of operations of TakeCare are included in the accompanying financial statements for the three months ended September 30, 1994.

     Interim periods are viewed as an integral part of the annual period of the Company. Accordingly, the results for the interim periods reported are based on the accounting principles and practices followed by the Company as presented in its Annual Report on Form 10-K for the year ended June 30, 1994. In the opinion of management, all adjustments necessary to fairly present the financial position and the results of operations for the three months ended September 30, 1994 and 1993 are included in these consolidated financial statements.


NOTE 2.  Earnings Per Share

     Primary earnings per share attributable to common stock for the three months ended September 30, 1994 and 1993 are computed by dividing net income after preferred stock dividends by the weighted average number of common shares and dilutive common stock options (using average market price), which are considered common share equivalents, outstanding during the periods.

     Fully diluted earnings per share for the three months ended
September 30, 1994, and 1993 assume the conversion of the Series A Cumulative Convertible preferred stock, the elimination of the related preferred stock dividend requirement and market price as of the end of the quarter for dilutive common stock options.

NOTE 3.  Consolidated Statements of Cash Flows

     The Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," as of June 30, 1994. The amounts shown in the Company's consolidated statements of cash flows for purchases of and proceeds from sales/maturities of available-for-sale securities for the three months ended September 30, 1994, are reflected separately as required by SFAS
115. The purchases and sales/maturities for the three months ended September 30, 1993, are shown net as SFAS 115 does not require retroactive adoption, and the determination of such information for the prior period was not practical. An unrealized holding gain of $1,199 was recognized for the three months ended September 30, 1994.



NOTE 4.  Preferred Stock

     The issued and outstanding, and aggregate liquidation preference of the Company's two series of preferred stocks are as follows:


                          September 30, 1994          June 30, 1994
                       ----------------------- -----------------------

                                     Series B                Series B
                         Series A   Adjustable   Series A   Adjustable
                        Cumulative     Rate     Cumulative     Rate
                        Convertible Cumulative Convertible  Cumulative
                        ----------- ---------- ------------ ----------

Issued and outstanding   21,031,733    39,209    21,031,733    32,850

Aggregate liquidation
preference             $526,023,000  $983,000  $526,825,000  $821,000



NOTE 5.  Commitments and Contingencies

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

             Three Months Ended September 30, 1994 Compared to
                 the Three Months Ended September 30, 1993

Revenue

     The Company generates substantially all of its revenue from premiums received for health care services provided to the HMO members of its wholly-owned subsidiaries. Revenue for the three-month period ended September 30, 1994, totaled $954.3 million, increasing 65.6% over revenue of $576.4 million for the same period in the previous fiscal year. The Company experienced significant revenue growth during the three-month period ended September 30, 1994, primarily due to the Company's acquisition of TakeCare, Inc. and its HMO subsidiaries ("TakeCare") on June 17, 1994, and the inclusion of TakeCare's results of operations for the current three-month period ended September 30, 1994.

     Commercial HMO revenue growth for the three-month period ended September 30, 1994, was generated by membership increases and premium rate increases. The Company's ability to increase commercial HMO premiums continues to be impacted by increasing competition among HMOs and insurers in the Company's service areas and by pressure from some large employers and other groups to minimize rate increases or even reduce existing rates. The Company attempts to mitigate this impact by restructuring HMO benefits, and offering additional managed care products and services, such as dental and optical services. A substantial portion of the Company's commercial premium rate increases becomes effective in January of each year.

     Senior HMO revenue growth for the three-month period ended September 30, 1994, was generated primarily by membership increases from increased penetration in existing markets and expansion into new market areas. Almost all of the Company's senior HMO revenue is generated from premiums paid to the Company by the Health Care Financing Administration ("HCFA"). Revenue per senior member is substantially higher than revenue per commercial member because senior members use substantially more health care services.

     The Company receives senior premium rate increases from HCFA on January 1 of each year. In September, 1994, HCFA announced the Medicare rate increases that will become effective January 1, 1995. These rate increases become the basis for determining the amounts that HCFA will pay to the Company. Based upon this announcement, the Company currently estimates that it will receive an average 5.0% senior premium rate increase. The Company received an average 2.0% rate increase effective January 1, 1994, compared to an average 11.6% rate increase effective January 1, 1993.

HMO Membership

     Total HMO membership grew 102.5% to approximately 1,723,000 at September 30, 1994, from approximately 851,000 at September 30, 1993, primarily due to the inclusion of TakeCare members. (The Company acquired approximately 786,000 TakeCare members as of June 30, 1994).

     From September 30, 1993, to September 30, 1994, total commercial membership increased from approximately 541,000 to approximately 1,368,000 primarily due to the inclusion of approximately 764,000 TakeCare commercial members. Membership growth also resulted from expansion of HMO operations into new market areas and increased penetration in existing markets. Most of this growth has occurred in the Company's IPA plans. Excluding TakeCare commercial membership, the Company's commercial membership grew by 63,000 or 11.6% from approximately 541,000 at September 30, 1993, to approximately 604,000 at September 30, 1994.

      Senior membership (including that resulting from the acquisition of TakeCare), grew by 45,000 or 14.5% to approximately 355,000 at September 30, 1994, from approximately 310,000 at September 30, 1993. Excluding TakeCare senior membership, senior membership grew year-over-year by 21,000 or 6.8% from approximately 310,000 at September 30, 1993, to approximately 331,000 at September 30, 1994.

     The Company continues to experience declining membership in certain staff model medical centers in Los Angeles and Orange Counties in Southern California. The decline has been greater among commercial members than senior members, and management believes that this has been caused primarily by increased competition, the economic recession and substantial employment reductions in several industry sectors. The TakeCare acquisition and substantial IPA expansion in recent years have significantly contributed to IPA HMO membership increasing to approximately 80% of the Company's total HMO membership. Prior to the TakeCare acquisition, IPA HMO members comprised approximately 63% of the Company's total membership.

Cost of Health Care

     Health care costs increased 62.7% to $789.0 million for the three months ended September 30, 1994, from $484.9 million for the three months ended September 30, 1993 primarily due to the inclusion of the TakeCare HMOs. Health care costs decreased as a percent of revenue to 82.7% in the current period from 84.1% in the same period of the last fiscal year. The decrease as a percent of revenue resulted from a lower cost of healthcare in the TakeCare HMOs (80.4%) together with reduced healthcare costs in ongoing FHP HMOs to 83.8% of revenue. This 0.3 percentage point improvement resulted primarily from lower hospital and pharmacy costs.

General, Administrative and Marketing Costs

     General, administrative and marketing ("G & A") expenses increased 64.2% to $128.1 million for the first quarter of fiscal 1995 from $78.0 million for the first quarter of fiscal 1994. The increase resulted primarily from the acquisition of TakeCare. G & A expenses for the three- month period ended September 30, 1994, decreased as a percentage of revenue to 13.4% from 13.5% for the same period in the prior fiscal year. Excluding intangible amortization substantially arising from the acquisition of TakeCare, G & A for the three-month period ended September 30, 1994, was 12.7% of revenue, reflecting savings achieved as former FHP and TakeCare sales and administrative departments are merged and duplicate facilities closed.

Liquidity and Capital Resources

     The Company's consolidated cash, cash equivalents and short-term investments increased by $209.8 million to $456.6 million at September 30, 1994, from $246.8 million at June 30, 1994. This increase reflects the receipt in September 1994 of approximately $139 million of premiums from HCFA due on October 1, 1994, for medical services to be provided to senior members in October 1994. Other major sources of cash during the three months ended September 30, 1994, included cash generated from operations (net of the early receipt of HCFA premiums) of $43.2 million and transfers of $45 million from long-term investments. Major uses of cash during the period included $14.8 million for capital expenditures and $6.3 million for preferred stock dividends.

     The Company has incurred principal, interest and dividend obligations arising from (i) the issuance of $100 million of 7% Senior Notes in September 1993 (the "Notes"), (ii) borrowings under a $350 million Credit Agreement (the "Credit Agreement) beginning in June 1994, and (iii) the issuance of preferred stock beginning in June 1994. The Company's ability to make a payment on or repayment of its obligations under the Notes, the Credit Agreement and dividends on its preferred stock is dependent in part on the payment of funds to the Company from the Company's direct and indirect subsidiaries. These subsidiary payments represent: (a) fees for management services rendered by the Company to the subsidiaries; (b) the repayment of certain intercompany debt owed by one of the subsidiaries to the Company; and (c) cash dividends by the subsidiaries to the Company. Nearly all of the subsidiaries are subject to HMO regulations or insurance regulations and may be subject to substantial supervision by one or more HMO regulators and insurance regulators (the "Regulated Subsidiaries"). Each of the Regulated Subsidiaries must meet or exceed various fiscal standards imposed by HMO regulations or insurance regulations or by HMO regulators or insurance regulators, which fiscal standards may, from time to time, impact the amount of funds paid by one or more of the Regulated Subsidiaries to the Company as referred to above.

     The Company believes the payments referred to above by the subsidiaries together with other financing sources including the Credit Agreement should be sufficient to enable the Company to meet its payment obligations under the Notes, the Credit Agreement and the Company's preferred stock (approximately $100 million annually). The Company believes that cash flow from operations and existing cash balances will be sufficient to continue to fund operations and capital expenditures in fiscal year 1995.

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

                         PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          Information relating to certain litigation as set forth in
Note 5 of Notes to Consolidated Financial Statements in Part I of this report is incorporated herein by this reference.


Item 2.   Changes in Securities.

          None.


Item 3.   Defaults upon Senior Securities.

          None.


Item 4.   Submission of Matters to a Vote of Security Holders.

          None.


Item 5.   Other Information.

          None.


Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits. See Index to Exhibits at page 15 of this report.

          (b) Reports on Form 8-K. Current reports on Form 8-K/A were filed on August 29, 1994 and August 31, 1994, each amending the current report on Form 8-K filed on June 17, 1994.

                                  Signatures


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        FHP INTERNATIONAL CORPORATION


Dated:  November 10, 1994             By:  /s/  KENNETH S. ORD

                                      Kenneth S. Ord, Senior Vice
                                      President and Chief (Principal)
                                      Financial Officer

                              INDEX TO EXHIBITS



Exhibit
Number

* 4.1  Specimen Common Stock Certificate (Exhibit 4.1 to Form S-3
       Registration Statement No. 33-39984).

  4.2 Registrant agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Registrant, the authorized principal amount of which does not exceed 10% of total assets of Registrant.

 11.1  Statement Re:  Computation of Earnings Per Share.

 27.1  Financial Data Schedule.


* Document has previously been filed with the Commission and is incorporated by reference and made a part hereof.