Form 10-Q
period 1994-12-31
FHP INTERNATIONAL CORP
filed 1995-02-14
CIK 793499

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________



     (Mark One)
     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1994

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


     The registrant had 39,979,563 shares of common stock, par value $0.05 per share, outstanding at February 9, 1995.




                      The Exhibit Index Appears on Page 19

                         PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements

                          FHP INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                     ASSETS

(amounts in thousands,                   December 31,        June 30,
 except share data)                         1994              1994
                                        _____________     ___________


Cash and cash equivalents               $  231,911       $   60,571
Short-term investments (Note 3)            212,617          186,212
Accounts receivable, net                   135,398          112,092
Deferred income taxes                       29,500           30,360
Prepaid expenses and other
 current assets                             63,562           56,708

                                        __________       __________

 Total current assets                      672,988          445,943

Property and equipment, net                403,493          403,754
Long-term investments (Note 3)              83,688          122,782
Restricted investments (Note 3)             96,368           97,879
Excess purchase price over net assets
 acquired, net                           1,060,435        1,073,839
Other assets, net                           24,453           25,072
                                        __________       __________

 Total assets                           $2,341,425       $2,169,269
                                        ==========       ==========


__________
See accompanying notes to consolidated financial statements.

                          FHP INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

(amounts in thousands,                     December 31,        June 30,
 except share data)                           1994              1994
                                          _____________    ____________
Current portion of long-term
 obligations                              $   50,160        $   25,154
Accounts payable                              95,004            94,725
Medical claims payable                       315,208           283,612
Accrued salaries and employee
 benefits                                     86,178            84,371
Deferred premiums                            178,671            32,738
Income taxes payable and other
 current liabilities                          31,722            67,203
                                          __________        __________

 Total current liabilities                   756,943           587,803

Long-term obligations                        352,905           377,986
Other liabilities                             84,146            90,344
                                          __________        __________

 Total liabilities                         1,193,994         1,056,133
                                          __________        __________
Commitments and contingencies
  (Note 5)

Stockholders' equity:

 Series A Convertible and Series B
  preferred stock, $0.05 par value;
  40,000,000 shares authorized (Note 4)        1,053             1,053
 Common stock, $0.05 par value;
  100,000,000 shares authorized;
  39,936,018 and 39,503,675 shares
  issued and outstanding at December 31,
  1994 and June 30, 1994, respectively         1,997             1,976
 Paid-in capital                             920,334           915,816
 Unrealized holding loss on available-
  for-sale securities, net of tax
  effect of $3,874 at
  December 31, 1994 and $2,617 at
  June 30, 1994 (Note 3)                      (4,548)           (4,392)
 Retained earnings                           228,595           198,683
                                          __________        __________

 Total stockholders' equity                1,147,431         1,113,136
                                          __________        __________
 Total liabilities and
   stockholders' equity                   $2,341,425        $2,169,269
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

                          FHP INTERNATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                       For The
(amounts in thousands,                           Three Months Ended
 except per share data)                              December 31,

                                             1994              1993
                                           ________          ________

Revenues                                   $954,407          $591,107
                                           ________          ________

Expenses:
 Primary health care                        759,987           472,349
 Other health care                           29,681            22,779
 General, administrative and
   marketing                                126,079            82,295
                                           ________          ________

Total expenses                              915,747           577,423
                                           ________          ________

Operating income                             38,660            13,684

Interest income                               7,263             5,088
Interest expense                             (6,429)           (1,881)
                                           ________          ________

Income before income taxes                   39,494            16,891
Provision for income taxes                   18,167             6,638
                                           ________          ________

Net income                                   21,327            10,253
Preferred stock dividends                     6,630
                                           ________          ________
Net income attributable to
 common stock                              $ 14,697          $ 10,253
                                           ========          ========

Primary earnings per share
 attributable to common stock (Note 2)     $   0.36          $   0.31
                                           ========          ========

Weighted average number of common
 shares and common share equivalents         41,234            33,533
                                           ========          ========

Fully diluted earnings per share
 (Note 2)                                      -             $   0.30
                                           ========          ========
Fully diluted weighted average number
 of common shares and common share
 equivalents                                   -               33,762
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

                          FHP INTERNATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                       For The
(amounts in thousands,                             Six Months Ended
 except per share data)                              December 31,

                                             1994              1993
                                          __________        __________

Revenues                                  $1,908,747        $1,167,486
                                          __________        __________

Expenses:
 Primary health care                       1,522,995           934,219
 Other health care                            55,704            45,831
 General, administrative and
   marketing                                 254,152           160,268
                                          __________        __________

Total expenses                             1,832,851         1,140,318
                                          __________        __________

Operating income                              75,896            27,168

Interest income                               14,535             9,412
Interest expense                             (12,566)           (2,081)
                                          __________        __________
Income before income taxes                    77,865            34,499
Provision for income taxes                    35,818            13,000
                                          __________        __________

Net income                                    42,047            21,499
Preferred stock dividends                     12,135
                                          __________        __________
Net income attributable to
 common stock                             $   29,912        $   21,499
                                          ==========        ==========

Primary earnings per share
 attributable to common stock (Note 2)    $     0.73        $     0.64
                                          ==========        ==========

Weighted average number of common
 shares and common share equivalents          41,044            33,515
                                          ==========        ==========

Fully diluted earnings per share
 (Note 2)                                 $     0.72        $     0.64
                                          ==========        ==========
Fully diluted weighted average number
 of common shares and common share
 equivalents                                  58,005            33,695
                                          ==========        ==========

__________
See accompanying notes to consolidated financial statements.

                          FHP INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                       For The
                                                  Six Months Ended
(amounts in thousands)                               December 31,

                                              1994              1993
                                            ________          ________

Operating Activities

 Net income                                 $ 42,047          $ 21,499
 Adjustments to reconcile
  net income to net cash
  provided by operating activities:
   Depreciation and amortization              41,048            21,104
   Increase in allowance for doubtful
     accounts                                  2,589             3,644
   Loss on disposal of equipment               1,648             1,285
   Loss on sale of available-for-sale
     securities                                  276
   Deferred income taxes                        (522)           (1,948)
   Effect on cash of changes
      in operating assets and
      liabilities, net of effects
      of purchase of Colorado health
      maintenance organization
      (HMO - 1993):
       Accounts receivable                   (25,895)           (9,350)
       Other assets                           (7,330)           (9,159)
       Accounts payable                          279           (10,671)
       Medical claims payable                 31,596            17,553
       Accrued salaries and
        employee benefits                      1,807            14,700
       Deferred premiums                     145,933           125,805
       Other liabilities                     (38,728)            8,386
                                            ________          ________
 Net cash provided by operating
   activities                                194,748           182,848
                                            ________          ________
Investing Activities

 Purchases of available-for-sale
  securities (Note 3)                       (236,197)          (55,083)
 Proceeds from sales/maturities
  of available-for-sale securities
  (Note 3)                                   247,984
 Purchases of property and
  equipment                                  (26,745)          (35,416)
 Purchase of Colorado HMO
  (net of cash acquired)                                        (3,419)
                                            ________          ________
 Net cash used in investing
  activities                                 (14,958)          (93,918)
                                            ________          ________

                          FHP INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS(continued)
                                   (unaudited)


                                                        For The
                                                    Six Months Ended
(amounts in thousands)                                December 31,

                                              1994              1993
                                            ________          ________

Financing Activities

 Proceeds from issuance of
  long-term debt                                               100,000
 Payments on long-term
  obligations                                    (75)          (20,065)
 Exercise of stock options                     4,577             1,704
 Cash dividends paid to preferred
  shareholders                               (12,952)

                                            ________          ________
Net cash (used in) provided by
 financing activities                         (8,450)           81,639
                                            ________          ________

Increase in cash and
 cash equivalents                            171,340           170,569
Cash and cash equivalents at
 beginning of period                          60,571             2,700
                                            ________          ________

Cash and cash equivalents at end
 of period                                  $231,911          $173,269
                                            ========          ========


Supplemental cash flow information:
 Interest payments (net of portion
  capitalized)                              $ 11,191          $  2,476
 Income tax payments (net of
  refunds)                                  $ 43,240          $ 17,803



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

     On June 17, 1994, the Company completed its acquisition of TakeCare, Inc. ("TakeCare"). The results of operations of TakeCare are included in the accompanying financial statements for the six months ended December 31, 1994.

     Interim periods are viewed as an integral part of the annual period of the Company. Accordingly, the results for the interim periods reported are based on the accounting principles and practices followed by the Company as presented in its Annual Report on Form 10-K for the year ended June 30, 1994. In the opinion of management, all adjustments necessary to fairly present the financial position and the results of operations for the six months ended December 31, 1994 and 1993 are included in these consolidated financial statements.

NOTE 2.  Earnings Per Share

     Primary earnings per share attributable to common stock for the six months ended December 31, 1994 and 1993 are computed by dividing net income after preferred stock dividends by the weighted average number of common shares and dilutive common stock options (using average market price), which are considered common share equivalents, outstanding during the periods.

     Fully diluted earnings per share for the six months ended December 31, 1994 and 1993 assume the conversion of the Series A Cumulative Convertible preferred stock, the elimination of the related preferred stock dividend requirement and market price as of the end of the period for dilutive common stock options. Fully diluted earnings per share were anti-dilutive for the three months ended December 31, 1994.

NOTE 3.  Investments

     The Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," as of June 30, 1994. The amounts shown in the Company's consolidated statements of cash flows for purchases of and proceeds from sales/maturities of available-for-sale securities for the six months ended December 31, 1994, are reflected separately as required by SFAS
115. The purchases and sales/maturities for the six months ended December 31, 1993, are shown net as SFAS 115 does not require retroactive adoption, and the determination of such information for the prior period was not practical. For the six months ended December 31, 1994, SFAS 115 had no effect on net income but decreased short-term, long-term and restricted investments by $8,422,000 representing net unrealized losses, and decreased stockholders' equity by $4,548,000 (net unrealized losses less deferred income taxes of $3,874,000).

NOTE 4.  Preferred Stock

     The issued and outstanding, and aggregate liquidation preference of the Company's two series of preferred stocks are as follows:


                           December 31, 1994          June 30, 1994
                       ----------------------- -----------------------

                                     Series B                Series B
                         Series A   Adjustable   Series A   Adjustable
                        Cumulative     Rate     Cumulative     Rate
                        Convertible Cumulative  Convertible  Cumulative
                        ----------- ---------- ------------ ----------

Issued and outstanding  21,031,733     61,757    21,031,733    32,850

Aggregate liquidation
preference            $525,963,000 $1,558,000  $526,825,000  $821,000



     Additional shares of Series B preferred stock were issued during the six months ended December 31, 1994 to holders of TakeCare common stock that redeemed their TakeCare shares subsequent to June 30, 1994. The acquisition agreement provided for the conversion of each share of TakeCare common stock into the right to receive, without interest, .48 of a share of the Company's common stock, 1.6 shares of Series A Preferred Stock and either 1.096 shares of Series B Preferred Stock or, at the election of the holder of such share, cash equal to $27.40 per share of TakeCare common stock.

NOTE 5.  Commitments, Contingencies, and Other Matters

     The Health Care Financing Administration ("HCFA") has notified the Company and other risk-based contractors that HCFA believes that it has erroneously made overpayments over the last three years for health care services provided to dually eligible Medicaid/Medicare beneficiaries.
As a result of these errors, HCFA expects to recoup overpayments from participating HMOs, including the Company. At this time, the Company's management is reviewing detailed supporting documentation received from HCFA and is unable to determine the amounts that may be repaid. However, management currently believes that after consideration of established reserves, amounts ultimately required to be paid to HCFA will not have a material adverse effect on the consolidated financial statements of the Company.

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

     Net income for the three months ended December 31, 1994 includes approximately $2.6 million received for the negotiated early termination of a management advisory services agreement with an unrelated health care contractor upon its acquisition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

              Three Months Ended December 31, 1994 Compared to
                  the Three Months Ended December 31, 1993


Revenue

     The Company generates substantially all of its revenue from premiums received for health care services provided to the health maintenance organization ("HMO") members of its wholly-owned subsidiaries. Total revenue for the three-month period ended December 31, 1994, was $954 million increasing 61.4% over revenue of $591 million for the same period in the previous year. The significant revenue growth was primarily due to the Company's acquisition of TakeCare, Inc. ("TakeCare") and its HMO subsidiaries (the "TakeCare HMOs") on June 17, 1994, and the inclusion of TakeCare's results of operations for the current three-month period. Revenue growth for the three-month period ended December 31, 1994, was impacted by moderate increases in commercial and senior enrollment off-set by lower revenues in the Company's workers' compensation subsidiary.

     The Company's ability to increase commercial HMO premium rates continues to be adversely impacted by increasing rate competition among existing HMOs and insurers in the Company's service areas. In addition, large employers and other purchasers of healthcare services continue to demand minimal premium rate increases or reductions in premium rates.

     Almost all of the Company's senior HMO revenue is generated from premiums paid to the Company by the Health Care Financing Administration ("HCFA"). The Company receives senior premium rate increases from HCFA on January 1 of each year. The Company received an average 5.8% senior premium rate increase effective January 1, 1995. The Company received an average rate increase of 2.0% effective January 1, 1994. Revenue per senior member is substantially higher than revenue per commercial member because senior members use substantially more health care services.

     Revenues from the Company's workers' compensation insurance subsidiary declined by approximately $6 million for the three-month period ended December 31, 1994, from the three-month period ended September 30, 1994. The revenue decline was the result of mandated premium rate reductions for workers' compensation insurance by the State of California. Effective January 1, 1995, all workers' compensation insurance premiums will be deregulated in the State of California.

HMO Membership

     Total HMO membership grew 98.1% to approximately 1,737,000 at December 31, 1994, from approximately 877,000 at December 31 1993, primarily due to the inclusion of approximately 784,000 TakeCare members. The TakeCare acquisition and substantial contracted provider ("contracted") expansion in recent years have significantly contributed to contracted HMO membership increasing to approximately 80% of the Company's total HMO membership. Immediately prior to the TakeCare acquisition, contracted HMO members comprised approximately 63% of the Company's total membership.

     From December 31, 1993, to December 31, 1994, total commercial membership increased 146.4% from approximately 558,000 to approximately 1,375,000 primarily due to the inclusion of approximately 756,000 TakeCare commercial members. Most commercial membership growth has occurred in the Company's contracted plans. Excluding TakeCare commercial membership, the Company's commercial membership grew year-over-year by 61,000 or 10.9% from approximately 558,000 at December 31, 1993, to approximately 619,000 at December 31, 1994. Total commercial membership grew 0.8% to approximately 1,375,000 at December 31, 1994, from approximately 1,364,000 at June 30, 1994.

      Senior membership (including that resulting from the acquisition of TakeCare), grew by 43,000 or 13.5% to approximately 362,000 at December 31, 1994, from approximately 319,000 at December 31, 1993. Excluding TakeCare senior membership, the Company's senior membership grew year-over-year by 15,000 or 4.7% from approximately 319,000 at December 31, 1993, to approximately 334,000 at December 31, 1994.
Delays in marketing the Company's senior products to Medicare-eligible beneficiaries in Northern California (due partly to delays in obtaining full regulatory approvals) will continue to adversely impact the rate of senior membership growth in that market for the remainder of fiscal year 1995.

Cost of Health Care

     Health care costs increased 59.6% to $790 million for the three-month period ended December 31, 1994, from $495 million for the three-month period ended December 31, 1993, primarily due to the inclusion of the TakeCare HMOs. Health care costs decreased as a percent of revenue to 82.8% in the current period from 83.8% in the same period of the last fiscal year. The decrease as a percent of revenue resulted from a lower cost of healthcare in the TakeCare HMOs. The Company continues to experience high costs relative to revenues in certain staff model operations in Southern California. Management believes this has been caused primarily by increased competition and substantial permanent employment reductions in several industry sectors in Southern California.

General, Administrative and Marketing Costs

     General, administrative and marketing ("G & A") expenses increased 53.7% to $126 million for the three-month period ended December 31, 1994, from $82 million for the three-month period ended December 31, 1993. The increase resulted primarily from the acquisition of TakeCare. G & A expenses for the three-month period ended December 31, 1994, decreased as a percentage of revenue to 13.2% from 13.9% for the same period in the prior fiscal year. Excluding amortization of intangible assets arising from the acquisition of TakeCare, G & A for the three-month period ended December 31, 1994, was 12.6% of revenue, reflecting savings achieved from the TakeCare acquisition when certain duplicative sales and administrative departments were merged and facilities closed. The Company is planning to implement further cost savings and control measures through the end of fiscal 1995, including but not limited to additional facility consolidations and staffing reductions.

                    Six Months Ended December 31, 1994
             Compared to the Six Months Ended December 31, 1993


Revenue

     Revenue for the six-month period ended December 31, 1994 totaled $1,909 million, increasing 63.6% over revenue of $1,167 million for the same period in the previous fiscal year, primarily due to the acquisition of TakeCare.

Cost of Health Care

     Health care costs increased 61.1% to $1,579 million for the six-month period ended December 31, 1994, from $980 million for the comparable six-month period ended December 31, 1993. Health care costs during the six-month period ended December 31, 1994, decreased to 82.7% of total revenue from 84.0% of total revenue for the same period last year. The decrease as a percent of revenue resulted from a lower cost of health care in the TakeCare HMOs of approximately 1.0 percentage point.

General, Administrative and Marketing Costs

     G & A expenses increased 58.8% to $254 million for the six-month period ended December 31, 1994, from $160 million for the same period in the previous year, primarily due to the TakeCare acquisition and continuing expansion of the Company's operations. G & A expenses were 13.3% of total revenue for the six-month period ended December 31, 1994 versus 13.7% of total revenue for the comparable period in the previous year. Excluding intangible amortization arising from the acquisition of TakeCare, G & A for the six-month period ended December 31, 1994, was 12.7% of revenue, reflecting savings achieved when certain duplicative sales and administrative departments were merged and facilities closed.

Interest Income

     Net interest income was $2 million for the six-month period ended December 31, 1994, compared to $7 million for the same period in the previous fiscal year. Net interest income declined $5 million year-over-year primarily as the result of additional interest expense due to an increase in debt related to the acquisition of TakeCare.

Liquidity and Capital Resources

     The Company's consolidated cash, cash equivalents and short-term investments increased by $198 million to $445 million at December 31, 1994, from $247 million at June 30, 1994. This increase reflects the receipt in December, 1994, of approximately $152 million of premiums from HCFA due on January 1, 1995, for medical services to be provided to senior members in January, 1995. Other major sources of cash during the six-month period ended December 31, 1994, included cash generated from operations (net of the early receipt of HCFA premiums) of $43 million, and net transfers of $40 million from long-term investments. Major uses of cash during the period included $27 million for capital expenditures and $13 million for preferred stock dividends.

     The Company has incurred principal, interest and dividend obligations arising from (i) the issuance of $100 million of 7% Senior Notes in September, 1993, (the "Notes"); (ii) borrowings under a $350 million Credit Agreement (the "Credit Agreement") entered into in 1994; and (iii) the issuance of preferred stock beginning in June 1994. The Company's ability to make a payment on, or repayment of, its obligations under the Notes, the Credit Agreement and dividends on its preferred stock is dependent in part on the receipt of funds by the Company from the Company's direct and indirect subsidiaries. These subsidiary payments represent: (a) fees for management services rendered by the Company to the subsidiaries; (b) the repayment of certain intercompany debt owed by one of the subsidiaries to the Company; and (c) cash dividends by the subsidiaries to the Company. Nearly all of the subsidiaries are subject to HMO regulations or insurance regulations and may be subject to substantial supervision by one or more HMO regulators and insurance regulators (the "Regulated Subsidiaries"). Each of the Regulated Subsidiaries must meet or exceed various fiscal standards imposed by HMO regulations or insurance regulations or by HMO regulators or insurance regulators. These fiscal standards may, from time to time, impact the ability of one or more of the Regulated Subsidiaries to pay funds to the Company.

     The Company believes the payments referred to above by the subsidiaries, together with other financing sources including the Credit Agreement, should be sufficient to enable the Company to meet its payment obligations under the Notes, the Credit Agreement and the Company's preferred stock (totalling approximately $100 million annually). The Company believes that cash flow from operations, the Credit Agreement and existing cash balances will be sufficient to continue to fund operations and capital expenditures in fiscal year 1995.

Effects of Regulatory Changes and Inflation

     Effective January 1, 1995, the Company received an average premium rate increase from HCFA of approximately 5.8% for its senior HMO members. Over calendar years 1993 and 1994, annual senior premium increases from HCFA were approximately 11.6% and 2.0%, respectively. The Company evaluates the effects of HCFA premium adjustments on its liquidity and capital resources, and incorporates the actual and anticipated impact of such adjustments into its planning process.

     The Company has been experiencing significant downward pressures on commercial HMO premium rates, due to competition and counter-inflationary measures by large commercial employers attempting to hold their costs down. Also, in recent years health care costs have been rising at a rate higher than that for consumer goods as a whole, as a result of inflation, new technology and medical advances. The Company believes that internal cost control measures and financial risk-sharing arrangements with its contract medical providers will help to mitigate the effects of inflation on its operations. However, there can be no assurance that the Company's efforts to reduce the impact of the increasing cost of health care will be as successful in the future as they have been in the past, or that the Company will be able to obtain premium rate increases in the commercial sector in the short term.

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

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          (a)  The Annual Meeting of Stockholders was held on November
               17, 1994.

          (b) Westcott W. Price III, Joseph F. Prevratil and Mark B. Hacken were elected as Directors to serve three-year terms ending in 1997. Other Directors whose terms of office continued after the meeting were Robert Gumbiner, Burke F. Gumbiner, Warner Heineman, Jack R. Anderson and Richard M. Burdge, Sr.

          (c) The Stockholders elected Westcott W. Price III as a Director by vote of 31,555,965 for and 366,931 authority withheld. The Stockholders elected Joseph F. Prevratil as a Director by a vote of 31,456,520 for and 466,376 authority withheld. The Stockholders elected Mark B. Hacken as a Director by a vote of 31,365,578 for and 557,318 authority withheld.

          (d) The Stockholders approved by a vote of 30,371,333 for, 1,003,746 against, 88,951 abstaining and 458,866 broker non-votes, the ratification and approval of the Company's Employee Stock Purchase Plan.

          (e) The Stockholders approved by a vote of 31,826,124 for, 37,038 against and 59,734 abstaining the ratification of the appointment of Deloitte & Touche as independent auditors of the Company for the fiscal year ending June 30, 1995.
Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits. See Index to Exhibits at page 19 of this report.

          (b) Reports on Form 8-K. None filed during the second quarter of Fiscal 1995.

                                  Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FHP INTERNATIONAL CORPORATION


Dated:  February 10, 1995     By: /s/   Kenneth S. Ord
                                   Senior Vice President and
                                   Chief (Principal) Financial Officer

                              INDEX TO EXHIBITS



Exhibit
Number


      4.1 Registrant agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Registrant, the authorized principal amount of which does not exceed 10% of total assets of Registrant.

     11.1 Statement Re:  Computation of Earnings Per Share.

     27.1 Financial Data Schedule.