Form 10-Q
period 1995-03-31
FHP INTERNATIONAL CORP
filed 1995-05-15
CIK 793499

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________



     (Mark One)
     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1995

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


     The registrant had 40,210,885 shares of common stock, par value $0.05 per share, outstanding at May 10, 1995.


                    The Exhibit Index Appears on Page 18

                         PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements

                         FHP INTERNATIONAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                     ASSETS

(amounts in thousands,                       March 31,         June 30,
 except share data)                            1995             1994
                                          _____________     ___________


Cash and cash equivalents                $   247,000       $   60,571
Short-term investments (Note 3)              172,600          186,212
Accounts receivable, net                     143,814          112,092
Deferred income taxes                         29,500           30,360
Prepaid expenses and other
   current assets                             60,269           56,708

                                          __________       __________

   Total current assets                      653,183          445,943

Property and equipment, net                  404,699          403,754
Long-term investments (Note 3)                71,401          122,782
Restricted investments (Note 3)               97,409           97,879
Excess purchase price over net assets
   acquired, net                           1,048,788        1,073,839
Other assets, net                             28,305           25,072
                                          __________       __________

   Total assets                          $ 2,303,785       $2,169,269
                                          ==========       ==========


__________
See accompanying notes to consolidated financial statements.

                        FHP INTERNATIONAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

(amounts in thousands,                         March 31,         June 30,
 except share data)                              1995             1994
                                           ______________    ____________
Current portion of long-term
   obligations                             $    30,162        $   25,154
Accounts payable                                54,798            94,725
Medical claims payable                         331,762           283,612
Accrued salaries and employee
   benefits                                     60,989            84,371
Unearned premiums                              179,818            32,738
Income taxes payable and other
   current liabilities                          25,884            67,203
                                           ___________        __________

   Total current liabilities                   683,413           587,803

Long-term obligations                          362,862           377,986
Other liabilities                               84,653            90,344
                                           ___________        __________

   Total liabilities                         1,130,928         1,056,133
                                           ___________        __________
Commitments and contingencies
  (Note 5)

Stockholders' equity:

   Series A Convertible and Series B
    preferred stock, $0.05 par value;
    40,000,000 shares authorized (Note 4)        1,053             1,053
   Common stock, $0.05 par value;
    100,000,000 shares authorized;
    40,114,350 and 39,503,675 shares
    issued and outstanding at March 31,
    1995 and June 30, 1994, respectively         2,006             1,976
   Paid-in capital                             922,379           915,816
   Unrealized holding loss on available-
    for-sale securities, net of tax
    effect of $1,748 at
    March 31, 1995 and $2,617 at
    June 30, 1994 (Note 3)                      (2,991)           (4,392)
   Retained earnings                           250,410           198,683
                                           ___________        __________

   Total stockholders' equity                1,172,857         1,113,136
                                           ___________        __________
     Total liabilities and
     stockholders' equity                  $ 2,303,785        $2,169,269
                                           ===========        ==========
__________
See accompanying notes to consolidated financial statements.

                        FHP INTERNATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (unaudited)

                                                         For The
(amounts in thousands,                             Three Months Ended
 except per share data)                                 March 31,

                                               1995              1994
                                           __________          ________

Revenues                                   $1,001,062          $622,461
                                           __________          ________

Expenses:
   Primary health care                        791,100           494,484
   Other health care                           31,683            23,803
   General, administrative and
     marketing                                127,319            79,818
                                             ________          ________

Total expenses                                950,102           598,105
                                             ________          ________

Operating income                               50,960            24,356

Interest income                                 7,939             5,146
Interest expense                               (6,286)           (1,804)
                                             ________          ________

Income before income taxes                     52,613            27,698
Provision for income taxes                     24,202            10,885
                                             ________          ________

Net income                                     28,411            16,813
Preferred stock dividends                       6,596
                                             ________          ________
Net income attributable to
   common stock                              $ 21,815          $ 16,813
                                             ========          ========

Primary earnings per share
   attributable to common stock (Note 2)     $   0.53          $   0.50
                                             ========          ========
Weighted average number of common
   shares and common share equivalents         41,210            33,840
                                             ========          ========
Fully diluted earnings per share
   (Note 2)                                  $   0.49          $   0.50
                                             ========          ========
Fully diluted weighted average number
   of common shares and common share
   equivalents                                 58,447            33,840
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

                         FHP INTERNATIONAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                         For The
(amounts in thousands,                              Nine Months Ended
 except per share data)                                  March 31,

                                               1995              1994
                                            __________        __________

Revenues                                    $2,909,809        $1,789,947
                                            __________        __________

Expenses:
   Primary health care                       2,314,095         1,428,703
   Other health care                            87,387            69,634
   General, administrative and
     marketing                                 381,471           240,086
                                            __________        __________

Total expenses                               2,782,953         1,738,423
                                            __________        __________

Operating income                               126,856            51,524

Interest income                                 22,474            14,558
Interest expense                               (18,852)          (3,885)
                                            __________        __________
Income before income taxes                     130,478            62,197
Provision for income taxes                      60,020            23,885
                                            __________        __________

Net income                                      70,458            38,312
Preferred stock dividends                       18,731
                                            __________        __________
Net income attributable to
   common stock                             $   51,727        $   38,312
                                            ==========        ==========

Primary earnings per share
   attributable to common stock (Note 2)    $     1.26        $     1.14
                                            ==========        ==========

Weighted average number of common
   shares and common share equivalents          41,099            33,659
                                            ==========        ==========

Fully diluted earnings per share
   (Note 2)                                 $     1.21        $     1.14
                                            ==========        ==========
Fully diluted weighted average number
   of common shares and common share
   equivalents                                  58,364            33,659
                                            ==========        ==========
__________
See accompanying notes to consolidated financial statements.

                         FHP INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                         For The
                                                   Nine Months Ended
(amounts in thousands)                                  March 31,

                                                1995              1994
                                              ________          ________

Operating Activities

   Net income                                 $ 70,458          $ 38,312
   Adjustments to reconcile
    net income to net cash
    provided by operating activities:
     Depreciation and amortization              61,894            32,494
     Increase in allowance for doubtful
       accounts                                 11,661             4,645
     Loss on disposal of equipment               1,893             1,420
     Loss on sale of available-for-sale
       securities                                  140
     Deferred income taxes                      (3,532)           (1,042)
     Effect on cash of changes
        in operating assets and
        liabilities, net of effects
        of purchase of Colorado health
        maintenance organization
        (HMO - 1994):
         Accounts receivable                   (43,383)          (18,977)
         Other assets                           (8,255)          (14,178)
         Accounts payable                      (39,927)           (4,877)
         Medical claims payable                 48,150            20,137
         Accrued salaries and
          employee benefits                    (23,382)            9,090
         Unearned premiums                     147,080           128,189
         Other liabilities                     (38,292)           17,397
                                              ________          ________
   Net cash provided by operating
     activities                                184,505           212,610
                                              ________          ________
Investing Activities

   Purchases of available-for-sale
    securities (Note 3)                       (375,444)          (42,991)
   Proceeds from sales/maturities
    of available-for-sale securities
    (Note 3)                                   443,072
   Purchases of property and
    equipment                                  (40,992)          (56,278)
   Purchase of Colorado HMO
    (net of cash acquired)                        (755)           (3,419)
                                              ________          ________
   Net cash provided by (used in)
    investing activities                        25,881          (102,688)
                                              ________          ________

                         FHP INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS(continued)
                                  (unaudited)


                                                          For The
                                                     Nine Months Ended
(amounts in thousands)                                    March 31,

                                                1995              1994
                                              ________          ________

Financing Activities

   Proceeds from issuance of
    long-term debt                              15,000           100,000
   Payments on long-term
    obligations                                (25,116)          (20,101)
   Exercise of stock options                     5,872             2,363
   Cash dividends paid to preferred
    shareholders                               (19,713)

                                              ________          ________
Net cash (used in) provided by
   financing activities                        (23,957)           82,262
                                              ________          ________

Increase in cash and
   cash equivalents                            186,429           192,184
Cash and cash equivalents at
   beginning of period                          60,571             2,700
                                              ________          ________

Cash and cash equivalents at end
   of period                                  $247,000          $194,884
                                              ========          ========


Supplemental cash flow information:
   Interest payments (net of portion
    capitalized)                              $ 19,547          $  4,292
   Income tax payments (net of
    refunds)                                  $ 63,869          $ 25,566



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

     On June 17, 1994, the Company completed its acquisition of TakeCare, Inc. ("TakeCare"). The results of operations of TakeCare are included in the accompanying financial statements for the nine months ended March 31, 1995.

     Interim periods are viewed as an integral part of the annual period of the Company. Accordingly, the results for the interim periods reported are based on the accounting principles and practices followed by the Company as presented in its Annual Report on Form 10-K for the year ended June 30, 1994. In the opinion of management, all adjustments necessary to fairly present the financial position and the results of operations for the nine months ended March 31, 1995 and 1994 are included in these consolidated financial statements.

NOTE 2.  Earnings Per Share

     Primary earnings per share attributable to common stock for the nine months ended March 31, 1995 and 1994 are computed by dividing net income after preferred stock dividends by the weighted average number of common shares and dilutive common stock options (using average market price), which are considered common share equivalents, outstanding during the periods.

     Fully diluted earnings per share for the nine months ended March 31, 1995 and 1994 assume the conversion of the Series A Cumulative Convertible preferred stock, the elimination of the related preferred stock dividend requirement and market price as of the end of the period for dilutive common stock options.

NOTE 3.  Investments

     The Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," as of June 30, 1994. The amounts shown in the Company's consolidated statements of cash flows for purchases of and proceeds from sales/maturities of available-for-sale securities for the nine months ended March 31, 1995, are reflected separately as required by SFAS 115. The purchases and sales/maturities for the nine months ended March 31, 1994, are shown net as SFAS 115 does not require retroactive adoption, and the determination of such information for the prior period was not practical. For the nine months ended March 31, 1995, SFAS 115 had no effect on net income but decreased short-term, long-term and restricted investments by $4,739,000 representing net unrealized losses, and decreased stockholders' equity by $2,991,000 (net unrealized losses less deferred income taxes of $1,748,000).

NOTE 4.  Preferred Stock

     The issued and outstanding, and aggregate liquidation preference of the Company's two series of preferred stocks are as follows:


                           March 31, 1995             June 30, 1994
                       ----------------------- -----------------------

                                     Series B                Series B
                         Series A   Adjustable   Series A   Adjustable
                        Cumulative     Rate     Cumulative     Rate
                        Convertible Cumulative Convertible  Cumulative
                        ----------- ---------- ------------ ----------

Issued and outstanding  21,031,733      61,757   21,031,733    32,850

Aggregate liquidation
preference            $525,817,000  $1,545,000 $526,825,000  $821,000



     Additional shares of Series B preferred stock were issued during the nine months ended March 31, 1995 to holders of TakeCare common stock that redeemed their TakeCare shares subsequent to June 30, 1994. The acquisition agreement provided for the conversion of each share of TakeCare common stock into the right to receive, without interest, .48 of a share of the Company's common stock, 1.6 shares of Series A Preferred Stock and either 1.096 shares of Series B Preferred Stock or, at the election of the holder of such share, cash equal to $27.40 per share of TakeCare common stock.

NOTE 5.  Commitments, Contingencies, and Other Matters

     The Health Care Financing Administration ("HCFA") has notified the Company and other risk-based contractors that HCFA believes that it has erroneously made overpayments over the last three years for health care services provided to dually eligible Medicaid/Medicare ("medi-medi") beneficiaries. HCFA began to recoup the alleged overpayments on a quarterly basis from the Company beginning April 1, 1995. The aggregate withholds by HCFA are expected to be approximately $23.5 million. The Company is contesting HCFA's legal authority to recoup such sums as well as the amount of the purported Medi/Medi overpayments. Most of the Company's capitation contracts permit the Company to retroactively reduce payments to providers to reflect changes in payments from HCFA. The Company's contracted providers have been notified that the Company will be recouping overpayments from them as a result of HCFA's recoupments from the Company.

          The Company has established reserves based on its best estimate of the amounts it will be unable to recoup from contracted providers. Management currently believes that after consideration of established reserves and the amounts of overpayments which are currently expected to be borne by the contracted providers, amounts ultimately to be recouped by HCFA will not have a material adverse effect on the results of operations and liquidity of the Company.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

               Three Months Ended March 31, 1995 Compared to
                   the Three Months Ended March 31, 1994


Revenue

     The Company generates approximately 96% of its revenue from premiums received for health care services provided to the health maintenance organization ("HMO") members of its wholly-owned subsidiaries. Total revenue for the three-month period ended March 31, 1995, was $1,001.1 million increasing 60.8% over revenue of $622.5 million for the same period in the previous year. The significant revenue growth was primarily due to the acquisition of TakeCare, Inc. ("TakeCare") and its HMO subsidiaries (the "TakeCare HMOs") on June 17, 1994, and the subsequent inclusion of TakeCare's revenue in the Company's consolidated statement of income.

     The Company generates approximately 50% of its HMO revenue from sales to the commercial market. Commercial HMO revenue growth for the three-month period ended March 31, 1995, when compared with the previous quarter, was favorably impacted by HMO membership gains but unfavorably impacted by competitive HMO premium rate pressures. The Company's ability to increase commercial HMO premium rates continues to be adversely impacted by increasing competition among existing HMOs and other health care providers and insurers in the Company's service areas, particularly California. In addition, certain large employer groups and other purchasers of healthcare services continue to demand minimal premium rate increases or reductions in premium rates. Downward pressure on premium rates is expected to continue in all of the Company's service areas, particularly California for the remainder of fiscal year 1995.

     Almost all of the Company's senior HMO revenue is generated from premiums paid to the Company by the Health Care Financing Administration ("HCFA"). The Company usually receives senior premium rate increases from HCFA on January 1 of each year. The Company received an average 5.8% senior premium rate increase from HCFA effective January 1, 1995. Most of the Company's HMO revenue increase for the three-month period ended March 31, 1995, was due to the HCFA rate increase. Revenue per senior member is substantially higher than revenue per commercial member because senior members use substantially more health care services.

     The Company generates approximately 4% of its revenue from the sale of indemnity health, group life and workers' compensation insurance products and related lines of business. The California open rating law for worker's compensation insurance which took effect January 1, 1995, has resulted in price competition that has substantially reduced the Company's workers' compensation revenue when compared to the same period in the prior fiscal year. Workers' compensation revenue for the three-month period ended March 31, 1995, declined 22.6% from comparable revenue for the same period in the prior fiscal year.

HMO Membership

     Total HMO membership grew 878,000 or 96.9% to approximately 1,784,000 at March 31, 1995, from approximately 906,000 at March 31 1994. The significant membership growth was primarily due to the addition of approximately 786,000 members as a result of the acquisition of TakeCare in June, 1994. Almost all TakeCare members acquired were commercial members. Prior to the acquisition of TakeCare, approximately 65% of the Company's HMO membership were commercial members and 35% were senior members. At March 31, 1995, the Company's commercial membership represented approximately 79% of total membership while senior membership represented approximately 21%.

     Total commercial membership grew by 833,000 or 143.4% to approximately 1,414,000 at March 31, 1995, from approximately 581,000 at March 31, 1994, primarily due to the inclusion of approximately 766,000 members as a result of the acquisition of TakeCare in June, 1994. Total commercial membership increased by approximately 39,000 members during the third quarter of fiscal year 1995, primarily due to a significant number of employers conducting open enrollment for employee health care benefits that become effective on January 1 of each year.

     The Company continues to experience strong competitive pressures, particularly in the Southern California commercial market. These competitive pressures are a combination of demand by employers for lower rates and the large number of HMOs competing in the marketplace. Commercial rate pressures have been increasing throughout the current fiscal year and the Company does not anticipate any improvement over the next several months.

      Senior members receive health care services from the Company under the Company's risk and cost contracts with HCFA for the provision of health care services to Medicare-eligible senior citizens. Senior membership (including approximately 20,000 senior members resulting from the acquisition of TakeCare) grew by 45,000 or 13.8% to approximately 370,000 at March 31, 1995, from approximately 325,000 at March 31, 1994.

     Intense competition in Southern California and Arizona resulting in a broader choice of provider networks has slowed the Company's rate of senior member enrollment in these markets. Also, delays in entering the senior market in Northern California have unfavorably impacted senior membership growth in that market. The Company has recently obtained approval from HCFA to begin marketing to seniors in Houston, Texas. Also, the Company has filed applications with HCFA to market to seniors in Ohio and Illinois. The Company expects to begin marketing in these two states in the second half of fiscal year 1996.

     The TakeCare acquisition and substantial expansion of the number of contract providers in recent years have significantly contributed to an increase in the percentage of the Company's HMO members receiving health care from contract providers. Immediately prior to the TakeCare acquisition, HMO members receiving health care from contract providers comprised approximately 63% of the Company's total membership. At March 31, 1995, approximately 80% of the Company's members received their health care from contract providers. Most commercial growth continues to occur in the Company's contract model plans.

     During the last several fiscal quarters, the Company has experienced declining membership in certain staff model medical centers in Southern California. The decline has been among both commercial and senior members. Management believes the decline is due to an increase in the number of health care choices available and subsequent migration of members to contract model plans, including the Company's contract model operations, and to permanent employment reductions by certain employers that traditionally have been staff-model users.

     In light of the foregoing, management believes that both commercial and senior enrollment will continue to approximate current annual growth rates for the balance of the fiscal year.

Cost of Health Care

     Health care costs increased by $304.5 million or 58.7% to $822.8 million for the three-month period ended March 31, 1995, from $518.3 million for the three-month period ended March 31, 1994, primarily due to the inclusion of the TakeCare HMOs. Health care costs decreased as a percent of revenue to 82.2% in the current period from 83.3% in the same period of the last fiscal year. The decrease as a percent of revenue resulted primarily from a lower cost of health care in the TakeCare HMOs.

     The Company continues to experience high costs relative to revenues in certain staff model operations in Southern California. Management believes that operating margins will continue to be adversely impacted by its Southern California staff model operations. The Company has implemented several cost control strategies in its Southern California staff model; however, these strategies have not yet reduced costs sufficiently to offset the loss of membership and resulting revenue decline in the staff model. The strategies include: facility closures and consolidations; re-negotiation of specialty-provider contracts at more favorable rates; and optimizing physician/patient ratios.

     The Company continues to experience competitive pricing pressures in all its key markets. To help mitigate against health care margin erosion (resulting from competitive pricing pressures) in the Company's Southern California and Colorado HMOs, the Company has negotiated reductions in certain capitated provider contract rates effective January 1, 1995. The Company is in the process of negotiating rate reductions in its other contract provider arrangements, as those contracts renew throughout the year.

     In light of the foregoing, at this time the Company does not anticipate an improvement in operating trends between the third and the fourth quarters.

General, Administrative and Marketing Costs

     General, administrative and marketing ("G & A") expenses increased by $47.5 million or 59.5% to $127.3 million for the three-month period ended March 31, 1995, from $79.8 million for the three-month period ended March 31, 1994. The increase resulted primarily from the acquisition of TakeCare. G & A expenses for the three-month period ended March 31, 1995, decreased slightly as a percentage of revenue to 12.7% from 12.8% for the same period in the prior fiscal year. G & A costs in each quarter of fiscal year 1995 include approximately $6.7 million of intangible amortization arising from the acquisition of TakeCare. The Company continues to review additional cost savings and control opportunities.

                     Nine Months Ended March 31, 1995
              Compared to the Nine Months Ended March 31, 1994


Revenue

     Revenue for the nine-month period ended March 31, 1995, totaled $2,909.8 million, increasing $1,119.9 million or 62.6% over revenue of $1,789.9 million for the same period in the previous fiscal year, primarily due to the acquisition of TakeCare. Revenue growth is being impacted by strong competitive pressures in all of the Company's key markets, particularly Southern California, and downward pressures on HMO premium rates from large employer groups and other purchasers of health care services. Partially offsetting downward commercial rate pressures, the Company received an average 5.8% senior premium rate increase from HCFA effective January 1, 1995. The Company's revenue from its workers' compensation product for the nine-month period ended March 31, 1995 declined approximately 13.2% from the comparable period in the prior fiscal year.

Cost of Health Care

     Health care costs increased by $903.2 million or 60.3% to $2,401.5 million for the nine-month period ended March 31, 1995, from $1,498.3 million for the comparable nine-month period ended March 31, 1994, primarily due to the inclusion of TakeCare. Health care costs during the nine-month period ended March 31, 1995, decreased to 82.5% of total revenue from 83.7% of total revenue for the same period last year. The decrease as a percent of revenue resulted primarily from a lower cost of health care in the TakeCare HMOs, partially offset by a higher cost of health care in the Company's staff model operations.

General, Administrative and Marketing Costs

     G & A expenses increased $141.4 million or 58.9% to $381.5 million for the nine-month period ended March 31, 1995, from $240.1 million for the same period in the previous year, primarily due to the TakeCare acquisition. G & A expenses were 13.1% of total revenue for the nine-month period ended March 31, 1995 versus 13.4% of total revenue for the comparable period in the previous year. Excluding intangible amortization of approximately $20.1 million arising from the acquisition of TakeCare, G & A for the nine-month period ended March 31, 1995, was 12.4% of revenue, reflecting savings achieved when certain duplicative sales and administrative departments were merged and facilities closed, and from ongoing cost controls. The Company continues to identify administrative cost savings opportunities.

Interest Income

     Net interest income was $3.6 million for the nine-month period ended March 31, 1995, compared to $10.7 million for the same period in the previous fiscal year. Net interest income declined $7.1 million year-over-year primarily as the result of additional interest expense due to an increase in debt related to the acquisition of TakeCare.

Liquidity and Capital Resources

     The Company's consolidated cash, cash equivalents and short-term investments increased by $172.8 million to $419.6 million at March 31, 1995, from $246.8 million at June 30, 1994. The increase reflects the early receipt in March, 1995, of approximately $147.1 million of premiums from HCFA due on April 1, 1995, for medical services to be provided to senior members in April, 1995. Other major sources of cash during the nine-month period ended March 31, 1995, included cash generated from operations (net of the early receipt of HCFA premiums) of $37.4 million, and net transfers of $45.5 million from long-term investments. Major uses of cash during the period included $41.0 million for capital expenditures, $19.7 million for preferred stock dividends and net reductions in borrowings of $10.1 million.

     The Company amended certain terms of its $350 million Credit Agreement (the "Credit Agreement") in March, 1995. Pursuant to the amended terms of the Credit Agreement, the amount of loans available under the Revolving Credit Facility was increased from $100 million to $200 million ("Revolving loans") and the amount of loans under the Term Loan Facility was reduced from $250 million to $150 million ("Term loans"). The final maturity of both the Revolving loans and Term loans was extended to March 31, 2000. In addition, certain pricing provisions with respect to the borrowing rates and commitment fees payable by the Company under the Credit Agreement were reduced. As of March 31, 1995, Term loans amounted to $150 million and Revolving loans amounted to $140 million. Term loans are repayable at the rate of $15 million semiannually commencing September 29, 1995.

     The Company has incurred principal, interest and dividend obligations arising from (i) the issuance of $100 million of 7% Senior Notes (the "Notes"); (ii) borrowings under the Credit Agreement; and
(iii) the issuance of preferred stock. The Company's ability to make a payment against its obligations under the Notes, the Credit Agreement and dividends on its preferred stock is significantly dependent upon the receipt of funds by the Company from the Company's direct and indirect subsidiaries. These subsidiary payments represent: (a) fees for management services rendered by the Company to the subsidiaries; (b) the repayment of certain intercompany debt owed by one of the subsidiaries to the Company; and (c) cash dividends by the subsidiaries to the Company. Nearly all of the subsidiaries are subject to HMO regulations or insurance regulations and may be subject to substantial supervision by one or more HMO regulators and insurance regulators (the "Regulated Subsidiaries"). Each of the Regulated Subsidiaries must meet or exceed various fiscal standards imposed by HMO regulations or insurance regulations or by HMO regulators or insurance regulators. These fiscal standards may, from time to time, impact the ability of one or more of the Regulated Subsidiaries to pay funds to the Company.

     The Company believes the payments referred to above by the subsidiaries, together with other financing sources including the Credit Agreement, should be sufficient to enable the Company to meet its payment obligations under the Notes, the Credit Agreement and the Company's preferred stock (totalling approximately $80 million annually). The Company believes that cash flow from operations, the Credit Agreement and existing cash balances will be sufficient to continue to fund operations and capital expenditures for the foreseeable future.

Effects of Regulatory Changes and Inflation

     The Company usually receives a rate increase from HCFA on January 1 of each year. For 1995, the Company received an average premium rate increase from HCFA of approximately 5.8% for its senior HMO members compared with approximately 2.0% for the prior calendar year. The Company evaluates the effects of HCFA premium adjustments on its liquidity and capital resources, and incorporates the actual and anticipated impact of such adjustments into its planning process.

     The Company has been experiencing significant downward pressures on commercial HMO premium rates due to competition and counter-inflationary measures by large employer groups and other purchasers of health care services attempting to hold their costs down. The Company may not be able to obtain premium rate increases and may see some premium rate reductions in its commercial HMO business in the short term. Also, in recent years health care costs have been rising at a rate higher than that for consumer goods as a whole, as a result of inflation, new technology and medical advances. There can be no assurance that the Company's efforts to overcome the combined impact of unfavorable revenue pressures and the increasing cost of health care will be successful in the short term.

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

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.
          (a) Exhibits. See Index to Exhibits at page 18 of this report.

          (b) Reports on Form 8-K. Current Report on Form 8-K filed on February 27, 1995, disclosing the change in the fiscal year end of the FHP International Corporation Employee Stock Ownership Plan.

                                  Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FHP INTERNATIONAL CORPORATION


Dated:  May 12, 1995    By: /s/   Kenneth S. Ord
                                   Senior Vice President and
                                   Chief (Principal) Financial Officer

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