Form 10-Q/A
period 1995-03-31
FHP INTERNATIONAL CORP
filed 1995-05-17
CIK 793499

FORM 10-Q/A


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


                 The Exhibit Index Appears on Page 14


  The sole purpose of this Form 10-Q/A is to insert (1) the third paragraph of Note 5 to the Notes to Consolidated Financial Statements, and (2) the second page of Exhibit 11.1, both of which were inadvertently omitted during the electronic transmission of the Registrant's Form 10-Q on May 12, 1995.

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
                                          ==========       ==========

__________
See accompanying notes to consolidated financial statements.