Form 10-K
period 1995-06-30
FHP INTERNATIONAL CORP
filed 1995-09-28
CIK 793499

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1995

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

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

                               ----------------

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

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [_]

  THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AT SEPTEMBER 15, 1995 WAS $887,649,172.

  THE REGISTRANT HAD 40,262,018 SHARES OF COMMON STOCK, PAR VALUE $.05 PER SHARE, OUTSTANDING AT SEPTEMBER 15, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

  PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON NOVEMBER 16, 1995, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

 ITEM                                                                       PAGE
 ----                                                                       ----
  1.  Business...........................................................     1
  2.  Properties.........................................................     8
  3.  Legal Proceedings..................................................     8
  4.  Submission of Matters to a Vote of Security Holders................     8
      Executive Officers of the Registrant...............................     9

                                    PART II

      Market for Registrant's Common Equity and Related Stockholder Mat-
  5.  ters...............................................................    11
  6.  Selected Financial Data............................................    11
      Management's Discussion and Analysis of Financial Condition and Re-
  7.  sults of Operations................................................    11
  8.  Financial Statements and Supplementary Data........................    12
      Changes in and Disagreements with Accountants on Accounting and Fi-
  9.  nancial Disclosure.................................................    12

                                    PART III

 10.  Directors and Executive Officers of the Registrant.................    12
 11.  Executive Compensation.............................................    12
 12.  Security Ownership of Certain Beneficial Owners and Management.....    12
 13.  Certain Relationships and Related Transactions.....................    12

                                    PART IV

 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...    12
      Signatures.........................................................    13

                                    PART I

ITEM 1. BUSINESS

  (A) GENERAL DESCRIPTION OF BUSINESS

  Through its direct and indirect subsidiaries, FHP International Corporation, a Delaware corporation (the "Company"), delivers managed health care services and sells indemnity health, group life and workers' compensation insurance. The Company's oldest subsidiary, FHP, Inc., a California corporation ("FHP"), is a federally qualified multi-state licensed health maintenance organization ("HMO"), which has been operating managed health care programs since 1961. Unless the context otherwise requires, the term "Company" as used in this Form 10-K Annual Report refers to FHP International Corporation and its direct and indirect subsidiaries.

  At June 30, 1995, the Company provided a broad range of managed health care services to more than 1,779,000 HMO members, comprised of commercial and governmental employees and Medicare beneficiaries, in 11 states and Guam. These managed health care services include ambulatory and outpatient physician care, hospital care, pharmacy, dental care, eye care, home health nursing, skilled nursing, physical therapy, psychological counseling and health education.

  The Company also offers group term life and health insurance products through its insurance subsidiaries. At June 30, 1995, the Company provided group term life insurance coverage for more than 75,000 insureds and group health and accident indemnity insurance coverage for more than 55,000 insureds. In its 24 Hour Managed Care ProgramSM the Company offers in a single package workers' compensation coverage, HMO plans and group indemnity medical, dental and life insurance benefit plans through several of its subsidiaries. The Company also offers third party administration and utilization review services and several PPO networks.

  As a result of its June, 1994, acquisition of TakeCare, Inc. ("TakeCare"), the Company owned three separately licensed HMOs in both Colorado and California. On December 31, 1994, the three separately licensed Colorado HMO subsidiaries were merged with each other and the sole surviving Colorado HMO subsidiary, Comprecare Health Care Services, Inc., changed its name to FHP of Colorado, Inc. On March 31, 1995, the three separately licensed California HMO subsidiaries merged with each other and the sole surviving California HMO subsidiary is FHP.

 Restructuring of Staff Model Operations

  At June 30, 1995, the Company provided staff model HMO services to over 350,000 enrollees in 58 medical centers and dental centers located in southern California, Arizona, Utah, New Mexico, Nevada and Guam. On June 27, 1995, the Company announced that its Board of Directors had approved a plan to restructure its staff model HMO operations by creating a physician practice management company (the "PPMC"). Subject to the receipt of requisite regulatory approvals, the PPMC will become the owner and manager of most of the Company's 58 medical and dental centers and will employ all the personnel in those centers, with the exception of the physicians, dentists and certain other licensed professionals. The physicians, dentists and other professionals will become employees of several newly formed professional corporations ("PCs") and the PCs will enter into long-term management agreements with the PPMC. Under the management agreements, the PPMC will provide the facilities, equipment and support personnel to enable the physicians and dentists to continue their practices with no interruption in service to patients. It is the intention of the Company that the PPMC and PCs will become fully operational on or around January 1, 1996, and that the PCs will continue to provide health care to the Company's HMO members. The PPMC and the PCs also will seek to do business with non-affiliated HMOs and other payors and will provide fee-for-service health care to patients.

  Together, the PPMC and PCs will include all the Company's current staff model operations in California, Utah, Arizona, New Mexico and Nevada. In connection with the restructuring, the Company also announced its intention to sell the Company's two acute care hospitals and to sublease or otherwise dispose of the Company's two skilled nursing facilities.

  As a part of the restructuring, the Company has reduced the number of its employees by approximately 700 positions. At September 1, 1995, the Company had approximately 13,000 full and part-time employees.

  The Company's primary business activities consist of two business segments:
HMO services and group life, health and accident and workers' compensation insurance. Information concerning revenue, operating profit or loss and identifiable assets of the Company's two business segments is set forth in the financial statements and related notes included in Part II of this Form 10-K.

  (B) HMO DELIVERY MODELS

  The Company delivers health care services through independent practice association and group model HMOs in which the Company contracts with individual medical and dental providers, provider networks and multi-specialty medical groups to provide health care in facilities not operated by the Company. The term "IPA" used hereafter in this Form 10-K Annual Report refers to both of these contract HMO models. Each IPA model centers around one or more contract hospitals where IPA physicians maintain practice privileges. The Company's members receive health care through the offices of approximately 51,000 independent contract providers and approximately 600 contract hospitals.

  As described above, the Company is undergoing a restructuring of its staff model operation which will result in the redeployment of those operations through the PPMC and PCs. Currently, in its staff model, the Company delivers health care services through an employed staff of primary health care physicians, physician specialists, dentists, nurses and other health care providers. These providers deliver health care to members in Company-operated facilities rather than in the offices of private doctors and dentists. At June 30, 1995, the Company employed approximately 800 primary care physicians and physician specialists, 200 dentists and 5,000 other health care professionals. Company-operated facilities currently include 58 medical and dental centers ranging in size from approximately 2,000 to 95,000 square feet, three acute care hospitals and two sub-acute skilled nursing facilities. With the transfer of these assets and personnel to the PPMC and the PCs, the Company will cease to operate as a staff model. The Company's former staff model HMO members will continue to receive health care services from the PPMC and PCs.

  (C) HMO MEMBERSHIP

  Commercial Members. As used herein, the term commercial members means all HMO members except Senior Plan/SM/ members. The Company acquires most of its commercial members by contracting with employers that offer health benefits to their employees. These employers generally offer a selection of indemnity and managed health care plans, pay for all or part of the monthly costs thereof and make payroll deductions for any costs payable by the employee. Supplemental benefits such as dental and eye care are often included as part of employer health benefit plans. During a designated open enrollment period, employees may select their desired health care coverage. Monthly premiums are negotiated between the Company and the employers, and are typically fixed for a one-year period. Commercial members comprised approximately 79% of the Company's total membership at June 30, 1995.

  Senior Plan Members. The Company also delivers managed health care services to Medicare beneficiaries under its Senior Plan pursuant to contracts with the Health Care Financing Administration ("HCFA") of the United States Department of Health and Human Services ("DHHS"). These contracts entitle the Company to a fixed fee per member premium, and are subject to adjustment annually based on certain demographic information relating to the Medicare population, and the cost of providing health care in a particular geographic area. Senior Plan membership comprised approximately 21% of the Company's total membership at June 30, 1995, but accounted for approximately 47% of the Company's total revenue for the fiscal year. The Company receives substantially more revenue for each Senior Plan member than it receives for each commercial member.

  In addition to physician care, hospitalization and other benefits covered by Medicare, Senior Plan benefits also include prescription drugs, routine physical exams, hearing tests, immunizations, eye examinations, counseling and health education services. Senior Plan members are enrolled on an individual basis and may disenroll with 30 days notice. Medicare beneficiaries also can choose to enroll in the Senior Plan PlusSM program which offers more comprehensive medical and dental benefits. Seniors who enroll in this plan pay a monthly premium.

  The Company anticipates further growth opportunities for its Senior Plan, based in part on demographic trends that show that the senior population is growing faster than any other segment of the nation's population. The Company is currently one of the largest providers of health care services to Medicare beneficiaries in the United States.

  The following table shows an approximate breakdown of the Company's HMO membership at June 30, 1995:

                                COMMERCIAL (1)             SENIOR PLAN                     TOTAL
                          --------------------------- ----------------------- -------------------------------
                           STAFF   IPA (2)    TOTAL   STAFF  IPA (2)   TOTAL   STAFF   IPA (2)    TOTAL    %
                          ------- --------- --------- ------ -------  ------- ------- --------- --------- ---
California..............   94,000   587,000   681,000 55,000 158,000  213,000 149,000   745,000   894,000  50
Colorado................        0   284,000   284,000      0  30,000   30,000       0   314,000   314,000  18
Utah....................  168,000         0   168,000 11,000       0   11,000 179,000         0   179,000  10
Arizona.................        0    89,000    89,000      0  85,000   85,000       0   174,000   174,000  10
Illinois (3)............        0    48,000    48,000      0       0        0       0    48,000    48,000   3
Nevada..................        0    28,000    28,000      0  19,000   19,000       0    47,000    47,000   3
Ohio (4)................        0    42,000    42,000      0       0        0       0    42,000    42,000   2
New Mexico..............        0    23,000    23,000      0  17,000   17,000       0    40,000    40,000   2
Guam....................   31,000     7,000    38,000      0       0        0  31,000     7,000    38,000   2
Texas...................        0     3,000     3,000      0       0        0       0     3,000     3,000  --
                          ------- --------- --------- ------ -------  ------- ------- --------- --------- ---
 Total..................  293,000 1,111,000 1,404,000 66,000 309,000  375,000 359,000 1,420,000 1,779,000 100
                          ======= ========= ========= ====== =======  ======= ======= ========= ========= ===

--------
(1) Includes government employees and Medicaid recipients.
(2) Includes mixed model membership in Arizona, New Mexico, Nevada and portions of southern California, where members may choose to receive care in an IPA or staff model setting.
(3) Includes approximately 6,000 members located in northwest Indiana.
(4) Includes approximately 1,000 members located in southeast Indiana and approximately 16,000 members located in northern Kentucky.

  (D) INSURANCE OPERATIONS

  The Company also offers group health and life insurance products through its insurance subsidiaries. At June 30, 1995, the Company provided group term life insurance coverage for approximately 75,000 individuals and group health and accident indemnity coverage (including its preferred provider organization) for approximately 55,000 individuals.

  24 Hour Managed Care Program. The Company operates a 24 Hour Managed Care Program, which provides HMO and preferred provider organization/indemnity medical coverage and workers' compensation coverage in one coordinated managed care system. Through this program, both occupational and nonoccupational injuries and illnesses are covered by products offered in a single package and administered on a coordinated basis. As of June 30, 1995, the 24 Hour Managed Care Program provided services to approximately 189 employer groups for approximately 24,000 insured employees.

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

  An example of such regulations is the Knox-Keene Health Care Service Plan Act of 1975, as amended (the "Knox-Keene Act"), under which the Company's California HMO is licensed. The Knox-Keene Act mandates that the Company's California HMO satisfy California regulatory authorities that it has fiscally sound operations, adequate provision for the risk of insolvency, and working procedures for the prompt payment or denial of claims for payment by health care providers. In addition, the Knox-Keene Act empowers California regulatory authorities to limit the administrative expense of the Company's California HMO to 15% of total revenue. Nearly all of the Company's HMOs outside of California are subject to state regulation similar to the Knox-Keene Act.

  California law requires all HMOs and health insurers that offer health care benefit plans to "small groups" in California (employers with 5 to 50 employees) to offer such benefit plans to any small group seeking coverage, and to renew the health coverage of any small group that purchases coverage from the HMO or insurer and desires to renew it, regardless of the health status of the individuals in the group. This legislation also limits the amount by which the premium rates charged to a specific small group by an HMO or insurer can vary from the average community rate charged by such HMO or insurer to other small groups in California. The law also places various other requirements on HMOs and insurers participating in the California small group market, including a requirement to file premium rate information with the state and various restrictions on the terms under which health care coverage can be provided to small groups.

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

  The Company's Senior Plan services are provided under contracts with, and are subject to regulation by, HCFA and certain state agencies. HCFA requires that an HMO be federally qualified in order to be eligible for Medicare fixed fee per member contracts. Under the Company's Medicare contracts and HCFA regulations, if the premiums received for Medicare-covered health care services provided to Senior Plan members are more than the premiums received for the same health care services provided to non-Senior Plan members, then the Company must provide its Senior Plan members with additional benefits beyond those required by Medicare or reduce any of the premiums, deductibles or co-payments that it may charge. The Company's Senior Plan is not permitted to account for more than one-half of the Company's total HMO members in each of the Company's geographic markets as those markets are defined by HCFA. HCFA has the right to audit HMOs operating under Medicare contracts to determine the quality of care being rendered and the degree of compliance with HCFA's contracts and regulations.

  The Company's Medicare contracts are renewed annually unless the Company or HCFA elects to terminate the contracts. HCFA also may unilaterally terminate the Company's Medicare contracts if the Company fails to continue to meet compliance and eligibility standards. While the federal government may implement changes in the Medicare risk-based program, the Company believes that the HMO will continue to be an important factor in the federal government's overall efforts to control medical costs. However, the loss of Medicare contracts or termination or modification of the HCFA risk-based Medicare program could have a material adverse effect on the revenue, profitability and business prospects of the Company. The services reimbursed by Medicare and Medicaid are subject to various requirements and restrictions imposed by contract law and regulation. Non-compliance with government regulations could subject the Company to adverse action by the government. To maintain compliance, the Company will take such action, or modify its practices, as it deems necessary.

  Section 9313(c) of the Omnibus Budget Reconciliation Act of 1986 ("OBRA '86") prohibits HMOs with Medicare risk contracts from knowingly making incentive payments to a physician as an inducement to reduce or limit services to Medicare beneficiaries. Sections 4204(a) and 4731 of OBRA '90 repealed the prohibition on all such physician incentive plans, and enacted requirements for regulating these plans. Under these sections, an HMO must: (1) not operate a physician incentive plan that directly or indirectly makes specific payments to a physician or physician group as an inducement to limit or reduce medically necessary services to a specific individual enrolled with the organization; (2) disclose to HCFA their incentive plan arrangements in such detail as to allow HCFA to determine compliance of the arrangements with the DHHS regulations; and
(3) provide certain protections to physicians and enrollees where a physician incentive plan places a physician or physician group at "substantial financial risk" for services not provided directly by them.

  The Company's Medicare contracts subject it to numerous other federal regulations governing the Medicare program, including the so-called "Medicare and Medicaid anti-kickback statute." The Medicare and Medicaid anti-kickback statute (Section 1128B of the Social Security Act, as amended) provides both civil and criminal penalties for individuals or entities that knowingly and willfully offer, pay, solicit or receive remuneration in return for referrals of business reimbursed under Medicare or Medicaid. Civil penalties include exclusion from participation in the Medicare or Medicaid programs. In 1991, DHHS promulgated a "safe harbor" regulation that defined certain payment practices between providers of Medicare or Medicaid covered services and entities or individuals in a position to refer patients or business to these providers, which would not constitute violations of the statute. On November 5, 1992, DHHS promulgated interim final regulations establishing two new safe harbors and amending one existing safe harbor to provide protection from criminal prosecution and civil sanctions for certain payment practices engaged in by health care plans, including HMOs. This new regulation provides that certain incentives offered to HMO enrollees, such as a reduction or waiver of Medicare coinsurance or deductible amounts paid by the HMO; the waiver of Part A deductible and coinsurance amounts pursuant to an agreement between a hospital and a Medicare insurer; and price reductions or discounts offered to HMOs by contracting health care providers as part of agreements by those providers to furnish Medicare covered services will be deemed not to violate the anti-kickback statute. The Company believes that its payment practices either come within one or more of the safe harbors promulgated in 1991 and 1992, or are not in violation of the anti-kickback statute in any event.

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

  In May 1993, after conducting a periodic audit of the Company's FEHBP contracts covering primarily the years 1988 through 1991, OPM sent a draft audit report to the Company alleging certain defects in the Company's rating practices under applicable regulatory and contractual requirements and invited the Company to comment. Following its evaluation of additional information and comments provided by the Company, the OPM auditors will issue a final report; the OPM Audit Resolution Division will then be responsible for resolving the audit findings. As part of the resolution process, the Audit Resolution Division may reconsider the findings of the auditors and the information provided by the Company.

  It is likely that the final audit report will recommend that OPM seek a monetary recovery from the Company and that such recommended recovery could be a substantial amount. At this time, the Company's management and legal counsel are unable to determine the amounts that may be required to be refunded to OPM to resolve the audit findings. Management currently believes, however, that after application of available offsets and consideration of established reserves, amounts ultimately required to be refunded to OPM will not have a material adverse effect on the consolidated financial position or results of operations or cash flows of the Company. In addition, the Company's management currently does not believe that the audit will have a material effect on future relations with OPM.

  HCFA has notified the Company and other risk-based contractors that HCFA believes it has erroneously made overpayments over the last three years for health care services provided to dually eligible Medicaid/Medicare ("Medi/Medi") beneficiaries. HCFA began to recoup the alleged overpayments on a quarterly basis from the Company beginning April 1, 1995. The aggregate withholds by HCFA are expected to be approximately $23.5 million. The Company is contesting HCFA's legal authority to recoup such sums as well as the amount of the purported Medi/Medi overpayments. Most of the Company's capitation contracts permit the Company to retroactively reduce payments to providers to reflect changes in payments from HCFA. The Company's contracted providers have been notified that the Company will be recouping overpayments from them as a result of HCFA's recoupments from the Company.

  The Company has established reserves based on its best estimate of the amounts it will be unable to recoup from contracted providers. Management currently believes that after consideration of established reserves and the amounts of overpayments which are currently expected to be borne by the contracted providers, amounts ultimately to be recouped by HCFA will not have a material adverse effect on the consolidated financial position or results of operations or cash flows of the Company.

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

  The Company believes that it is in substantial compliance with all governmental regulations affecting its business, the violation of which could have a material adverse effect on its consolidated financial position or results of operations or cash flows.

  (F) HEALTH CARE REFORM

  There have been diverse legislative and regulatory initiatives at both the federal and state levels to address, among other aspects of the nation's health care system, the continuing increases in health care costs and the lack of health care coverage for a significant segment of the population. Several bills have been introduced in Congress to reform the nation's health care system. These bills include elements such as guaranteed issuance and renewability of health insurance; subsidies for individuals who are uninsured or underinsured; mandates on employers to provide health coverage for their employees; medical savings accounts; mandatory or voluntary regional health alliances or purchasing cooperatives; minimum or standardized health benefit packages; limitations on premiums; medical liability reforms; amendment of the antitrust laws to benefit providers; mandatory or optional single-payer systems for all or part of the population; and changes in federal tax, Medicare and Medicaid laws and the Employee Retirement Income Security Act of 1974. To varying degrees, many of the bills contemplate the involvement of state governments in the regulation and implementation of federal health care reform legislation.

  Various states are considering forms of single-payer systems, restructuring of Medicaid programs and "any willing provider" legislation that could require managed care companies to contract with any medical provider who agrees to the terms of the company's standard provider contract and payment schedule. All or any of these potential forms of legislation could adversely affect the Company's business.

  The Company is unable to predict how existing federal or state laws and regulations may be changed or interpreted, what additional laws or regulations affecting its businesses may be enacted or proposed, when and which of the proposed laws will be adopted or what effect the new laws and regulations will have on its businesses. However, certain of the proposals, if adopted, could have a material adverse effect on the Company's business, while others, if adopted, could potentially benefit the Company's business. Although the effects of these activities cannot yet be determined, the Company remains committed to participate in the debate over health care reform and in the restructuring of the health care system.

  (G) COMPETITION

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

  The Company's largest HMO competitor in California is Kaiser Foundation Health Plan, Inc. ("Kaiser"), which served approximately 4.7 million members in California at January 1, 1995. In addition to Kaiser, there are at least two other HMOs with more members than the Company in California at January 1, 1995. At June 30, 1995, the Company served approximately 894,000 HMO members in California.

  At June 30, 1995, the Company served approximately 314,000 and 179,000 HMO members in Colorado and Utah, respectively, more members than any other HMO in these States. The Company believes that Kaiser is its largest competitor in Colorado and that Intermountain Health Care is its largest competitor in Utah. At June 30, 1995, the Company served approximately 174,000, 47,000 and 40,000 HMO members in Arizona, Nevada and New Mexico, respectively. The Company believes that its largest competitors in Arizona are Intergroup Prepaid Health Services of Arizona and CIGNA Healthplan of Arizona-Phoenix, that its largest competitor in Nevada is Health Plan of Nevada and that its largest competitor in New Mexico is Lovelace Healthplan, Inc.

  At June 30, 1995, the Company served approximately 48,000 and 42,000 HMO members in Illinois and Ohio, respectively. The Company believes its largest competitor in Illinois is United HealthCare of Illinois, Inc. and that its largest competitor in Ohio is ChoiceCare. At June 30, 1995, the Company served approximately 38,000 HMO members in Guam. The Company believes its largest competitor in Guam is Guam Memorial Health Plan. At June 30, 1995, the Company served approximately 3,000 members in Texas. The Company believes that Sanus Health Plan, Inc. is its largest competitor in Texas. The Company also believes that Blue Cross and Blue Shield carriers serve a substantial portion of the total health care markets in its service areas.

  All membership data for other HMOs is obtained from "The InterStudy Competitive Edge, 1995 Volume 5.2, Number 1," published by InterStudy Center for Managed Care Research, a research organization.

ITEM 2. PROPERTIES

  The Company currently operates medical and dental centers ranging in size from approximately 2,000 to 95,000 square feet.

  The Company currently operates (i) 26 medical and dental centers in southern California, of which 10 are owned and 16 are leased; (ii) 7 medical and dental centers in Utah, of which 6 are owned and 1 is leased; (iii) 14 medical centers in Arizona, of which 4 are owned and 10 are leased; (iv) 3 owned and 2 leased medical centers in New Mexico; (v) 2 medical centers in Nevada, of which one is owned and one is leased; and (vi) 1 owned and 3 leased medical centers in Guam and a neighboring island. The Company also leases two 99-bed sub-acute skilled nursing facilities, owns a hospital licensed for 239 beds and manages another hospital licensed for 150 beds in southern California. The Company also owns a hospital currently licensed for 117 beds in Salt Lake City, Utah. As described in Item 1, the Company has announced its intention to sell the Company's two acute care hospitals and to sublease or otherwise dispose of its two sub-acute skilled nursing facilities.

  The Company owns a 40,000 square foot administrative office building in southern California and a 58,000 square foot administrative office building in Utah. The Company also leases administrative offices in more than one dozen states and a public affairs office in California.

  On June 30, 1995, the Company owned buildings totaling approximately 1.6 million square feet in size, all but one of which was free of outstanding encumbrances. The Company has a single medical center in southern California which is subject to an encumbrance of approximately $2.5 million. During the fiscal year ended June 30, 1995, the Company leased approximately 2.1 million square feet of buildings subject to annual lease obligations of approximately $27.4 million. In addition, the Company owns nonproductive acreage in California, Utah, Arizona, New Mexico, Nevada and Guam most of which it is planning to sell.

ITEM 3. LEGAL PROCEEDINGS

  During the ordinary course of business, the Company has become a party to pending and threatened legal actions and proceedings, a significant number of which involve claims of medical malpractice. Management of the Company is of the opinion, taking into account its insurance coverage and reserves that have been established, that the outcome of currently known legal actions and proceedings will not, singly or in the aggregate, have a material effect on the consolidated financial position or results of operations or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended June 30, 1995.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the names of the executive officers of the Company as of September 15, 1995. The executive officers of the Company are chosen annually to serve until the first meeting of the Board of Directors following the next annual meeting of stockholders and until their successors are elected and have qualified, or until death, resignation or removal, whichever is sooner.

  Westcott W. Price III, age 56, has been Vice Chairman of the Board of Directors of the Company since 1986, and has been a Director of the Company since 1984. Mr. Price was a Vice President of the Company from 1987 to 1989 and was elected President in 1989. Mr. Price joined FHP in 1981, first serving as Senior Vice President and later as Executive Vice President, and was elected President in 1987. Mr. Price became Chief Executive Officer of the Company in 1990.

  Gloria Austin, age 41, joined FHP in 1978 and served in several executive capacities in FHP's Utah and California regional operations, including Associate Vice President, Utah Region Administration and Regional Vice President, Los Angeles. In February 1995, Ms. Austin became the Company's Senior Vice President, Health Care Delivery. In July 1995, Ms. Austin was appointed Senior Vice President, California of the Company's PPMC Division.

  Valerie A. Fletcher, age 48, joined FHP in 1989 as Associate Vice President, Finance. In 1992, Ms. Fletcher was appointed Corporate Vice President, Accounting of FHP and in 1993 was elected Controller of the Company. In 1994, Ms. Fletcher became Vice President, Accounting of the Company.

  Nick Franklin, age 52, joined FHP in 1990 and served as Vice President, Government Affairs before being appointed Senior Vice President, Public Affairs in 1993. In 1994, Mr. Franklin became Senior Vice President, Public Affairs of the Company.

  John F. Fritz, age 51, joined FHP in 1991 and served as Vice President and Chief Actuary of FHP and FHP Life Insurance Company before becoming President of FHP Life Insurance Company and a Senior Vice President of the Company in 1994. From 1976 to 1991, Mr. Fritz was a Vice President and Principal of Tillinghast, a Towers Perrin Co., in Irvine, California.

  Gary E. Goldstein, M.D., age 45, joined FHP in 1982 from private practice and has held the positions of Regional Medical Director, Corporate Medical Director, and California Regional Vice President. He was appointed Corporate Vice President of Medical Affairs in 1990 and in 1992, a Senior Vice President of FHP. In 1994, Dr. Goldstein was appointed Senior Vice President, Medical Affairs of the Company. In July 1995, Dr. Goldstein was appointed Senior Vice President and Chief Medical Officer of the Company's PPMC Division.

  Burke F. Gumbiner, age 44, has been a Director of the Company since 1984 and was a Vice President from 1986 to November 1989, when he was appointed Senior Vice President. He joined FHP in 1977 and served in several executive capacities before being appointed a Senior Vice President in 1986. In 1994, Burke Gumbiner was appointed Senior Vice President and Chief Operating Officer, Insurance and Support Services of the Company. In August 1995, Mr. Gumbiner was appointed President of the Company's Insurance Division.

  R. Judd Jessup, age 47, joined the Company in 1994 as President of its Health Plans Division. In July 1995, Mr. Jessup was appointed President of the Company's HMO Division. Mr. Jessup was TakeCare Health Plan, Inc.'s Executive Director from June 1987 to January 1990 and was its President from January 1990 to March 1995. He served as President of TakeCare, Inc. from 1991 until June of 1994 when it was acquired by the Company.

  Jeffrey H. Margolis, age 32, joined the Company in 1994 as Vice President, Information Services and Chief Information Officer. From 1993 to 1994, Mr. Margolis was Vice President and Chief Information Officer of TakeCare, Inc. From 1989 to 1991, Mr. Margolis was Director of Information Services of Comprecare, Inc. and from 1991 to 1993 he was Vice President and Chief Information Officer of Comprecare, Inc. In June 1995, Mr. Margolis was appointed a Senior Vice President of the Company.

  Jack D. Massimino, age 46, first joined FHP in 1975 and served in several executive capacities, including Utah Regional General Manager, before leaving FHP in 1979 to join a health care consulting firm. He later served as President, CEO and a Director of Texas Health Plans from 1987 to 1988. In 1988, he returned to FHP as Vice President of Corporate Development and in 1990 was appointed a Senior Vice President of FHP. From 1994 to 1995 he served as the Company's Executive Vice President and Chief Operating Officer. In July 1995, Mr. Massimino was appointed President of the Company's PPMC Division.

  Michael A. Montevideo, age 41, joined FHP in 1985, became Treasurer of the Company and FHP in 1989 and was appointed an Associate Vice President of FHP in 1990 and a Vice President of FHP in 1993. In 1994, Mr. Montevideo became a Vice President of the Company.

  Kenneth S. Ord, age 49, joined the Company in 1994 as Senior Vice President and Chief Financial Officer. From 1982 to 1994, he was employed by Kelly Services, Inc. in Troy, Michigan most recently as Vice President of Finance, Controller and Treasurer.

  Eric D. Sipf, age 46, joined the Company in 1994 as Senior Vice President of Health Plans of the Company's Eastern Division. From 1985 to 1993, he was President and Chief Executive Officer of Comprecare, Inc. and from 1993 to 1994 was President of Comprecare Health Care Services, Inc. and TakeCare of Colorado, Inc.

  Michael J. Weinstock, age 54, has been General Counsel and Secretary of the Company and FHP since 1987. He became a Vice President of the Company and FHP in 1989 and a Senior Vice President of the Company and FHP in 1993.

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

                                                                 PRICE RANGE OF
                                                                  COMMON STOCK
                                                                 ---------------
                                                                   HIGH     LOW
                                                                 ------- -------
      YEAR ENDED JUNE 30, 1995:
      First Quarter............................................. 30 1/2  21 3/4
      Second Quarter............................................ 29      25 1/4
      Third Quarter............................................. 29 1/2  24 1/4
      Fourth Quarter............................................ 29 1/2  19 3/4
      YEAR ENDED JUNE 30, 1994:
      First Quarter............................................. 29 1/2  18 1/4
      Second Quarter............................................ 26 3/4  19 1/4
      Third Quarter............................................. 29      24
      Fourth Quarter............................................ 25 1/4  20 3/4

  As of September 15, 1995, the reported closing bid price per share was $23.00.

  (B) HOLDERS

  The approximate number of holders of record of the Company's Common Stock as of August 31, 1995 was 730. This number did not include individual participants in security position listings. Based on available information, the Company believes there are several thousand beneficial holders of its Common Stock.

  (C) DIVIDENDS

  The Company has retained its fiscal year 1995 earnings for use in its business and anticipates, for the foreseeable future, that no cash dividends will be paid on its Common Stock. The Company's Amended Credit Agreement restricts the payment of cash dividends on the Company's Common Stock.

ITEM 6.SELECTED FINANCIAL DATA

  Information with respect to this item is located at page 14 herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Information with respect to this item is located at pages 15 through 19 herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following documents are filed as part of this Form 10-K Annual Report:

                                                                           PAGE
                                                                           ----
Index to Financial Statements.............................................  20
Consolidated Balance Sheets, June 30, 1995 and 1994.......................  21
Consolidated Statements of Income for the years ended June 30, 1995, 1994 and 1993.................................................................  22
Consolidated Statements of Stockholders' Equity for the years ended June
 30, 1995, 1994 and 1993..................................................  23
Consolidated Statements of Cash Flows for the years ended June 30, 1995,
 1994 and 1993............................................................  25
Notes to Consolidated Financial Statements................................  26
Independent Auditors' Report..............................................  42

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no changes in the Company's independent auditors or disagreements with such auditors on accounting principles or practices or financial statement disclosures.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information with respect to Directors of the Company is incorporated by reference from the Company's 1995 Proxy Statement. Certain information relating to Executive Officers of the Company appears on pages 9 through 10 herein.

ITEM 11.  EXECUTIVE COMPENSATION

  Information with respect to this item is incorporated by reference from the Company's 1995 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information with respect to this item is incorporated by reference from the Company's 1995 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information with respect to this item is incorporated by reference from the Company's 1995 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  The following documents are filed as part of this Form 10-K Annual Report:

  (a) Exhibits:

    See the Exhibit Index on pages 43 through 45 herein.

  (b) Financial Statement Schedules:

    None.

  (c) Reports on Form 8-K:

    None filed during the three months ended June 30, 1995.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FHP INTERNATIONAL CORPORATION

                                          By /s/ Westcott W. Price III
                                             ------------------------------
                                                 Westcott W. Price III,
                                               Chief Executive Officer and
                                                        President

Date: September 27, 1995

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
/s/ Jack R. Anderson                 Director and Chairman         September 27, 1995
____________________________________ of the Board
    Jack R. Anderson

/s/ Westcott W. Price III            Director, President, Chief    September 27, 1995
____________________________________ Executive Officer (Principal
    Westcott W. Price III            Executive Officer), and
                                     Vice Chairman of the Board

/s/ Burke F. Gumbiner                Senior Vice President         September 27, 1995
____________________________________ and Director
    Burke F. Gumbiner

/s/ Joseph F. Prevratil              Director                      September 27, 1995
____________________________________
    Joseph F. Prevratil

/s/ Warner Heineman                  Director                      September 27, 1995
____________________________________
    Warner Heineman

/s/ Richard M. Burdge, Sr.           Director                      September 27, 1995
____________________________________
    Richard M. Burdge, Sr.

/s/ Robert C. Maxson                 Director                      September 27, 1995
____________________________________
    Robert C. Maxson

/s/ Robert W. Jamplis                Director                      September 27, 1995
____________________________________
    Robert W. Jamplis

/s/ Kenneth S. Ord                   Senior Vice President and     September 27, 1995
____________________________________ Chief Financial Officer
    Kenneth S. Ord                   (Principal Financial
                                     Officer)

/s/ Valerie A. Fletcher              Controller (Principal         September 27, 1995
____________________________________ Accounting Officer)
    Valerie A. Fletcher

                         FHP INTERNATIONAL CORPORATION

                            SELECTED FINANCIAL DATA

                                          YEARS ENDED JUNE 30,
                         ----------------------------------------------------------
                            1995        1994        1993        1992        1991
                         ----------  ----------  ----------  ----------  ----------
                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT
 DATA(A):
Revenue................. $3,909,380  $2,472,958  $2,005,854  $1,586,086  $1,296,843
Expenses:
 Primary health care....  3,121,529   1,963,112   1,595,231   1,243,020     989,706
 Other health care......    116,960      94,577      85,913      81,680      69,021
 General, administrative
  and marketing.........    521,702     332,249     269,645     231,916     188,333
 Provision for
  restructuring.........     75,110
                         ----------  ----------  ----------  ----------  ----------
                          3,835,301   2,389,938   1,950,789   1,556,616   1,247,060
                         ----------  ----------  ----------  ----------  ----------
Operating income........     74,079      83,020      55,065      29,470      49,783
Interest income.........     32,079      20,365      14,919      22,211      19,664
Interest expense........    (25,972)     (6,565)       (211)       (189)     (3,771)
                         ----------  ----------  ----------  ----------  ----------
Income before income
 taxes..................     80,186      96,820      69,773      51,492      65,676
Provision for income
 taxes..................     42,894      37,510      25,607      18,602      25,614
                         ----------  ----------  ----------  ----------  ----------
Net income..............     37,292      59,310      44,166      32,890      40,062
Preferred Stock
 dividends..............     25,337       1,032
                         ----------  ----------  ----------  ----------  ----------
Net income attributable
 to Common Stock........ $   11,955  $   58,278  $   44,166  $   32,890  $   40,062
                         ==========  ==========  ==========  ==========  ==========
Earnings per share(b)...      $0.29       $1.71       $1.33       $1.00       $1.37
                              =====       =====       =====       =====       =====
                                                JUNE 30,
                         ----------------------------------------------------------
                            1995        1994        1993        1992        1991
                         ----------  ----------  ----------  ----------  ----------
                                         (AMOUNTS IN THOUSANDS)
BALANCE SHEET DATA(A):
Total assets............ $2,315,816  $2,169,269  $  745,684  $  615,659  $  528,808
Long-term obligations...    337,817     377,986      20,802      23,279      29,826
Stockholders' equity....  1,140,141   1,113,136     364,422     311,381     269,761

--------
(a) The Company acquired all of the outstanding common stock of TakeCare on June 17, 1994, as explained in Note 12 of the Notes to Consolidated Financial Statements. The Consolidated Financial Statements include the operations of TakeCare beginning June 17, 1994.

(b) Earnings per share were computed as explained in Note 11 of the Notes to Consolidated Financial Statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS RESTRUCTURING

  In June, 1995, FHP International Corporation ("FHP" or the "Company") announced an internal restructuring (the "Restructuring Plan") of its operations. The Restructuring Plan was formulated in response to the intensely competitive environment in the HMO industry and continued declining membership in its Company-operated medical facilities. The Restructuring Plan consists of the sale of the Company's owned and operated hospitals, certain nonproductive real estate and other assets; a reduction in the Company's work force; and the creation of three distinct business segments: 1) a physician practice management company ("PPMC"); 2) the contract model health maintenance organization ("HMO"); and3) the Company's group life, health and accident and workers' compensation insurance and related products (collectively, the "Insurance Group").

  The Restructuring Plan provides for sale of the Company's two acute care hospitals located in Fountain Valley, California and Salt Lake City, Utah (with a combined total of 356 licensed beds), sublease of two sub-acute facilities, disposal of certain nonproductive real estate and other assets, discontinuance of the Company's consulting product line and a reduction of the Company's work force. Accordingly, the Company recorded a pretax charge against earnings in the fourth quarter of $75.1 million. The charge primarily includes the write-down to the estimated net realizable value of the hospitals and other assets held for sale and costs associated with a reduction in work force of approximately 500 employees which took place in June, 1995. The Company further reduced its work force by approximately 200 employees in the first quarter of fiscal year 1996. Further reductions in the work force are likely. The costs of fiscal year 1996 work force reductions, together with costs associated with establishing the PPMC, will result in an additional provision for restructuring in fiscal year 1996 of up to $10 million. All asset sales that are part of the Restructuring Plan are expected to be completed by June 30, 1996. Net proceeds available from the sale of assets will be used to reduce indebtedness and for other corporate purposes.

  The Restructuring Plan includes the creation of the PPMC, as a new subsidiary of the Company and the transfer of the Company's medical centers and related assets (located in California, Arizona, Utah, Nevada, and New Mexico) into the PPMC. Approximately 7,000 of the Company's employees, including health care professionals, will become employees of the PPMC or of several newly created professional corporations (the "PCs"). The PCs will enter into long-term practice management agreements with the PPMC, thereby enabling the PCs and PPMC to do business with other payors and HMOs, as well as with the Company's HMO. The PCs and PPMC are expected to be operational by January 1, 1996, subject to obtaining all necessary regulatory approvals.

  The Company's HMO will be responsible for all the Company's HMO membership. The HMO will contract with the PCs to provide health care services for approximately 20% of the Company's HMO members who are already receiving health care in the Company's medical centers. The Company's contractual arrangements between the HMO and PCs will be financially similar to existing contracts between the HMO and other contract health care providers.

  The Company will continue to operate its Insurance Group. The Insurance Group accounted for 3.7% of the Company's revenue and incurred an operating loss in fiscal year 1995. The products offered by the Insurance Group enable the Company to offer a full complement of health care products to employer groups.

TAKECARE ACQUISITION

  The Company acquired TakeCare, Inc. and its subsidiaries ("TakeCare") on June 17, 1994. The Company acquired all of the outstanding stock of TakeCare, for approximately $1,054.4 million. The acquisition was paid for by the issuance of approximately 21 million shares of Series A Cumulative Convertible Preferred Stock, 6.3 million shares of Common Stock, 79.2 thousand shares of Series B Adjustable Rate Cumulative Preferred Stock and approximately $360 million of cash.

REVENUE AND MEMBERSHIP

  The Company generates approximately 96% of its revenue from premiums received for health care services provided to the HMO members of its wholly-owned subsidiaries. The Company experienced significant revenue growth during the three-year period ended June 30, 1995, primarily due to the acquisition of TakeCare in June, 1994, and to growth in its HMO membership. Total revenue for the year endedJune 30, 1995, was $3,909.4 million, increasing 58.1% over revenue of $2,473.0 million for the previous year. The Company's year-over-year revenue growth was primarily due to the TakeCare acquisition. During fiscal year 1995, revenue growth was slowed by modest enrollment growth and intense pricing competition.

  Total HMO membership grew 17.0%, 104.3%, and 3.9% in the three years ended June 30, 1993, 1994, and 1995, respectively. Membership growth in fiscal year 1994 was primarily due to the acquisition of TakeCare on June 17, 1994. Excluding TakeCare membership, total HMO membership growth in fiscal year 1994 was 10.5%. During fiscal year 1995, the Company experienced slower membership growth than in prior years, due primarily to intense competition in all its key markets. Membership growth in fiscal year 1995 resulted from contiguous expansion of HMO operations into new market areas, together with growth in existing markets. The Company's membership in fiscal year 1995 grew primarily in the Company's contract model plans. As FHP and TakeCare merged their California operations, the Company lost approximately 14,000 former TakeCare plan members in fiscal year 1995. Also, membership in Company-operated medical centers continued to decline. Continued slow membership growth may adversely impact the Company's operating results in fiscal year 1996.

  Commercial HMO membership grew 15.4%, 152.6%, and 2.9% for the years ended June 30, 1993, 1994, and 1995, respectively. Commercial HMO membership growth in fiscal year 1994 was primarily due to the acquisition of TakeCare. Excluding TakeCare commercial membership, commercial HMO membership growth in fiscal year 1994 was 10.7%. Senior membership grew 20.2%, 16.8%, and 7.8% for the fiscal years ended June 30, 1993, 1994, and 1995, respectively. Excluding TakeCare senior membership, senior HMO membership growth in fiscal year 1994 was 10.1%. During fiscal year 1995, regulatory approvals necessary for senior membership expansion in northern California were delayed, causing lower than expected senior growth. Regulatory approvals were completed in the fourth quarter of fiscal year 1995.

  The Company generates approximately 51% of its HMO revenue from sales to the commercial market. The Company's ability to increase its commercial membership and commercial premium rates during the fiscal years ended June 30, 1994 and 1995, was adversely impacted by intense competition in all the Company's major markets, particularly in California. In addition, certain large employer groups and other purchasers of health care services continue to demand minimal increases or reductions in premium rates. Downward pressure on premium rates is expected to continue into fiscal year 1996 in all of the Company's major service areas. A substantial portion of the Company's HMO commercial premium rate increases becomes effective in January of each year.

  Almost all of the Company's senior HMO revenue is generated from premiums paid to the Company by the Health Care Financing Administration ("HCFA"). The Company receives senior premium rate increases from HCFA on January 1 of each year. For calendar year 1995, the Company received an average 5.8% rate increase. Revenue per senior member is substantially higher than revenue per commercial plan member because senior members use substantially more health care services. In September of each year, HCFA announces the annual Medicare rate increases that will become effective on January 1 of the subsequent year. These rate increases vary geographically and become the basis for determining the amounts that HCFA will pay to the Company. Based upon the September, 1995, announcement, the Company currently estimates that it will receive an average 3.5% senior premium rate increase on January 1, 1996.

  For the year ended June 30, 1995, the Company generated approximately 3.7% of its revenue from the sale of indemnity health, group life and workers' compensation insurance, and related lines of business. This compares to 4.4% for the previous fiscal year. In fiscal year 1994, the Company increased its investment in the Insurance Group by approximately $25.0 million. During fiscal year 1995, the Company was faced with rate deregulation for workers' compensation insurance in California resulting in substantial rate decreases and loss of business in the state. Also, the Company's indemnity health subsidiaries have been facing an increasingly competitive market. The Company does not anticipate that its Insurance Group will represent a material portion of revenues or profits in fiscal year 1996.

COST OF HEALTH CARE

  A significant factor affecting the Company's profitability is its ability to manage and control its health care costs. Since the Company receives fixed monthly premiums, an unusually high number of catastrophic claims (such as organ transplants and costly premature births) may cause substantial additional health care costs. Periodically, the Company's results of operations may be affected by such costs. Management believes that the Company's cost control measures, which include risk-sharing arrangements with its contract medical providers along with administrative and medical review of its health care delivery services, help to mitigate the effects of rising health care costs.

  During the last three years, certain Company-operated medical centers in California have experienced high operating costs relative to declining enrollment. The economic recession has resulted in permanent job losses in certain industries in southern California whose employees were traditionally enrolled in Company-operated medical centers. Also, the competitive environment and the proliferation of managed care health plan choices have contributed further to a decline in membership in Company-operated medical centers. This has created excess capacity and therefore, higher health care costs as a percentage of revenue.

  The following table sets forth the percentage relationships of various income statement items to revenue for the periods indicated:

                                                            YEARS ENDED JUNE
                                                                   30,
                                                            -------------------
                                                            1995   1994   1993
                                                            -----  -----  -----
      Revenue.............................................. 100.0% 100.0% 100.0%
      Health care costs....................................  82.8   83.2   83.8
      General, administrative, and marketing expenses......  13.3   13.4   13.4
      Restructuring charge.................................   1.9
      Operating income.....................................   1.9    3.4    2.8
      Interest income, net.................................   0.2    0.5    0.7
      Income before income taxes...........................   2.1    3.9    3.5
      Net income...........................................   1.0    2.4    2.2

 Fiscal Year 1995 Compared to Fiscal Year 1994

  Revenue increased 58.1% to $3,909.4 million for fiscal year 1995 from $2,473.0 million for fiscal year 1994, primarily due to the acquisition of TakeCare.

  Health care costs increased 57.4% to $3,238.5 million for fiscal year 1995 from $2,057.7 million for fiscal year 1994, primarily due to the TakeCare acquisition. Health care costs decreased to 82.8% of revenue in 1995 from 83.2% in 1994, primarily due to the lower average cost of health care in the former TakeCare health plans. Notwithstanding the year-over-year improvement, the Company's cost of health care was adversely impacted by excess capacity in Company-operated medical centers.

  General, administrative, and marketing ("G&A") expenses increased 57.0% to $521.7 million for fiscal year 1995 from $332.2 million for fiscal year 1994, primarily as a result of the acquisition of TakeCare. G&A expenses as a percentage of revenue were 13.3% in fiscal year 1995, down slightly from 13.4% in fiscal year 1994. Fiscal year 1995 G&A expenses included approximately $26.7 million of goodwill amortization arising from the TakeCare transaction on June 17, 1994. In fiscal year 1994, goodwill amortization relating to the TakeCare transaction was approximately $1.0 million.

  Net interest income was $6.1 million for fiscal year 1995 as compared to $13.8 million for the previous year. Net interest income declined year-over-year, primarily because of additional interest expense due to an increase in debt related to the acquisition of TakeCare.

 Fiscal Year 1994 Compared to Fiscal Year 1993

  Revenue increased 23.3% to $2,473.0 million for fiscal year 1994 from $2,005.9 million for fiscal year 1993. Approximately 67.3% of revenue was generated by contract model membership, and approximately 28.3% of revenue was generated by membership in Company-operated medical centers during fiscal year 1994. Approximately 4.4% of the Company's revenue was generated by the Insurance Group.

  Health care costs increased 22.4% to $2,057.7 million for fiscal year 1994 from $1,681.1 million for fiscal year 1993, primarily due to membership growth during the period. Health care costs decreased to 83.2% of revenue in 1994 from 83.8% in 1993, primarily due to improvement in the Company's health administration and health operations costs. In addition, pharmacy costs in Arizona, as well as optometry costs in California and Nevada, were significantly reduced. The Company experienced certain health care cost increases during the year. In Utah, the Company opened its own acute care hospital in August, 1993. The hospital did not reach break-even occupancy by the end of the fiscal year. California and Nevada experienced higher physician services costs as a percent of revenue in fiscal year 1994 than in fiscal year 1993.

  G&A expenses increased 23.2% to $332.2 million for fiscal year 1994 from $269.6 million for the fiscal year 1993, primarily as a result of growth in the Company's operations. G&A expenses as a percentage of revenue were 13.4% in fiscal year 1994, unchanged from 13.4% in fiscal year 1993. Cost control measures included hiring freezes, reductions in the Company's work force, and administrative reorganizations.

  Net interest income was $13.8 million for fiscal year 1994 as compared to $14.7 million for the previous year. The decrease in net interest income was primarily the result of interest expense on $100 million of 7% Senior Notes due 2003 (the "Notes") issued in September, 1993, and a decrease in capitalized interest of approximately $2 million, due to the completion of several major construction projects including the Company's Utah hospital. The decreases were partially offset by higher average invested cash balances during the period.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's consolidated cash, cash equivalents, and short-term investments increased by $209.6 million to $456.4 million at June 30, 1995, from $246.8 million at June 30, 1994. The increase includes the early receipt in June, 1995, of approximately $152.0 million of premiums from HCFA due on July 1, 1995, for medical services to be provided to senior members in July, 1995. Other major sources of cash during the fiscal year ended June 30, 1995, included cash generated from operations (net of the early receipt of HCFA premiums) of $135.0 million and net transfers of $37.4 million from long-term investments. Uses of cash during fiscal year 1995 included $72.1 million for capital expenditures, $26.3 million for Preferred Stock dividends, and $35.2 million net reductions in borrowings.

  In order to fund a major portion of the cash required for the TakeCare acquisition, the Company entered into a $350 million Credit Agreement (the "Credit Agreement") in March, 1994. The Credit Agreement originally provided for a $250 million five-year Term Loan facility (the "Term Loan") and a $100 million five-year Revolving Credit facility (the "Revolving Credit Loan"). The Credit Agreement was amended in March, 1995, and currently provides a $200 million Revolving Credit Loan and a $150 million Term Loan. The Term Loan and Revolving Credit Loan carry interest rates currently ranging from 6.1% to 6.9% based on LIBOR rate borrowings. The Term Loan is repayable at the rate of $15 million every six months, commencing on September 29, 1995. The final payment is due March 31, 2000. The Credit Agreement contains financial and other covenants, including limitations on indebtedness, liens, dividends, sale and lease-back transactions, and certain other transactions.

  The Company's ability to make a payment on, or repayment of, its obligations under the Notes, the Credit Agreement, and dividends on its preferred stock is significantly dependent upon the receipt of funds by the Company from the Company's direct and indirect subsidiaries. These subsidiary payments represent: (a) fees for management services rendered by the Company to the subsidiaries; and (b) cash dividends by the subsidiaries to the Company. Nearly all of the subsidiaries are subject to HMO regulations or insurance regulations and may be subject to substantial supervision by one or more HMO regulators and insurance regulators (the "Regulated Subsidiaries"). Each of the Regulated Subsidiaries must meet or exceed various fiscal standards imposed by HMO regulations or insurance regulations. These fiscal standards may, from time to time, impact the amount of funds paid by one or more of the Regulated Subsidiaries to the Company.

  The Company believes the payments referred to above by the Regulated Subsidiaries, together with other financing sources, including the Credit Agreement, should be sufficient to enable the Company to meet its payment obligations (totaling approximately $80 million annually) under the Notes, the Credit Agreement and the Company's Preferred Stock. The Company believes that cash flow from operations, the Credit Agreement and existing cash balances will be sufficient to continue to fund operations and capital expenditures for the foreseeable future. Also, sales of real property under the Restructuring Plan are expected to generate net cash to the Company in fiscal year 1996 which is intended to be used to reduce indebtedness and for other corporate purposes.

 Effects of Regulatory Changes and Inflation

  Recently, the Company has been informed by HCFA that effective January 1, 1996, it will receive an annual premium rate increase of approximately 3.5% for its Senior Plan members. Over calendar years 1994 and 1995, annual Senior Plan premium increases granted by HCFA were approximately 2.0% and 5.8%, respectively. Periodically, the Company evaluates the effects of HCFA premium adjustments on its liquidity and capital resources, and incorporates the actual and anticipated impact of such adjustments into its planning process.

  The Company has been experiencing significant downward pressures on commercial HMO membership growth and premium rates due to competition and measures by large employer groups and other purchasers of health care services attempting to hold their costs down. The Company may not be able to obtain premium rate increases and may see some premium rate reductions in its commercial HMO business in the short term. Also in recent years health care costs have been rising at a rate higher than that for consumer goods as a whole, as a result of inflation, new technology, and medical advances. There can be no assurance that these trends will be reversed in the short term.

                         INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE
                                                                      REFERENCE
                                                                      ---------
Consolidated Balance Sheets, June 30, 1995 and 1994..................     21
Consolidated Statements of Income for the years ended June 30, 1995,
 1994, and 1993......................................................     22
Consolidated Statements of Stockholders' Equity for the years ended
 June 30, 1995, 1994,
 and 1993............................................................     23
Consolidated Statements of Cash Flows for the years ended June 30,
 1995, 1994, and 1993................................................     25
Notes to Consolidated Financial Statements...........................     26
Independent Auditors' Report.........................................     42

                         FHP INTERNATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              JUNE 30,
                                                       ------------------------
                                                             1995         1994
                                                       -----------  -----------
                                                       (AMOUNTS IN THOUSANDS,
                                                         EXCEPT SHARE DATA)
Cash and cash equivalents (Note 1)...................  $   299,144  $    60,571
Short-term investments (Notes 1 and 6)...............      157,220      186,212
Accounts receivable (net of allowance for doubtful
 accounts of $23,617 and $13,448 at June 30, 1995 and
 1994, respectively).................................      141,840      112,092
Prepaid expenses and other current assets............       44,091       56,708
Deferred income taxes (Notes 1 and 5)................       31,984       30,360
                                                       -----------  -----------
    Total current assets.............................      674,279      445,943
Property and equipment, net (Notes 1, 2, and 4)......      229,765      403,754
Assets held for sale (Notes 1, 2, and 13)............      138,164        3,450
Long-term investments (Notes 1 and 6)................       71,492      122,782
Restricted investments (Notes 1 and 6)...............      105,482       97,879
Goodwill and other intangibles, net (Notes 1 and 12).    1,059,507    1,082,701
Other assets (Notes 1 and 7).........................       37,127       12,760
                                                       -----------  -----------
    Total assets.....................................  $ 2,315,816  $ 2,169,269
                                                       ===========  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current portion of long-term obligations (Notes 4 and
 6)..................................................  $    30,168  $    25,154
Accounts payable.....................................       64,762       94,725
Medical claims payable (Note 1)......................      341,222      283,612
Accrued salaries and employee benefits (Note 7)......       77,716       84,371
Unearned premiums (Note 1)...........................      207,961       32,738
Restructuring reserve (Note 13)......................       15,038
Income taxes payable and other current liabilities
 (Notes 1, 3, 5, and 13).............................       15,791       67,203
                                                       -----------  -----------
    Total current liabilities........................      752,658      587,803
Long-term obligations (Notes 4 and 6)................      337,817      377,986
Other liabilities (Notes 3, 5, and 7)................       85,200       90,344
                                                       -----------  -----------
    Total liabilities................................    1,175,675    1,056,133
                                                       -----------  -----------
Commitments and contingencies (Note 8)
Stockholders' equity:
  Series A Convertible and Series B Preferred Stock,
   $0.05 par value; 40,000,000 shares authorized;
   issued and outstanding 21,040,307 and 21,031,733
   (Series A) and 79,218 and 32,850 (Series B) shares
   at June 30, 1995 and 1994, respectively; aggregate
   liquidation preference $526,027
   and $526,825 (Series A) and $1,999 and $821
   (Series B) at June 30, 1995 and 1994, respectively
   (Notes 1, 7, 10, and 12)..........................        1,056        1,053
  Common Stock, $0.05 par value; 100,000,000 shares
   authorized; issued and outstanding 40,220,941 and
   39,503,675 shares at June 30, 1995 and 1994,
   respectively (Notes 1, 7, 10, and 12).............        2,011        1,976
  Paid-in capital....................................      927,882      915,816
  Unrealized holding gains (losses) on available-for-
   sale investments, net of tax
   effect of $1,232 (1995) and $2,617 (1994) (Note
   6)................................................       (1,446)      (4,392)
  Retained earnings..................................      210,638      198,683
                                                       -----------  -----------
    Total stockholders' equity.......................    1,140,141    1,113,136
                                                       -----------  -----------
    Total liabilities and stockholders' equity.......  $ 2,315,816  $ 2,169,269
                                                       ===========  ===========

          See accompanying Notes to Consolidated Financial Statements.

                         FHP INTERNATIONAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                   YEARS ENDED JUNE 30,
                                             ----------------------------------
                                                1995        1994        1993
                                             ----------  ----------  ----------
                                                  (AMOUNTS IN THOUSANDS,
                                                  EXCEPT PER SHARE DATA)
Revenue (Note 1)...........................  $3,909,380  $2,472,958  $2,005,854
Expenses (Note 1):
  Primary health care:
   Medical services........................   1,553,955     923,560     744,912
   Hospital services.......................   1,227,392     839,980     681,543
   Dental, optometry, pharmacy, and other
    primary health care services...........     340,182     199,572     168,776
  Other health care........................     116,960      94,577      85,913
  General, administrative, and marketing...     521,702     332,249     269,645
  Provision for restructuring (Note 13)....      75,110
                                             ----------  ----------  ----------
                                              3,835,301   2,389,938   1,950,789
                                             ----------  ----------  ----------
    Operating income.......................      74,079      83,020      55,065
Interest income............................      32,079      20,365      14,919
Interest expense (Notes 1 and 4)...........     (25,972)     (6,565)       (211)
                                             ----------  ----------  ----------
Income before income taxes.................      80,186      96,820      69,773
Provision for income taxes (Notes 1 and 5).      42,894      37,510      25,607
                                             ----------  ----------  ----------
    Net income.............................      37,292      59,310      44,166
Preferred Stock dividends (Note 10)........      25,337       1,032
                                             ----------  ----------  ----------
Net income attributable to Common Stock....  $   11,955  $   58,278  $   44,166
                                             ==========  ==========  ==========
Earnings per share attributable to Common         $0.29       $1.71       $1.33
 Stock (Note 11)...........................       =====       =====       =====


          See accompanying Notes to Consolidated Financial Statements.

                         FHP INTERNATIONAL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   NUMBER OF NUMBER OF
                                   PREFERRED  COMMON   PREFERRED COMMON PAID-IN
                                    SHARES    SHARES     STOCK   STOCK  CAPITAL
                                   --------- --------- --------- ------ --------
                                              (AMOUNTS IN THOUSANDS)
BALANCE AT JULY 1, 1992..........      --     32,388    $  --    $1,620 $217,672
Amortization of restricted stock
 awards (Note 7).................                                            220
Reduction of notes receivable
 from Employee Stock Ownership
 Plan (Note 9)...................
Stock options exercised (Note 7).                448                 22    2,452
Income tax benefit from exercise
 of stock options................                                          2,031
Net income.......................
                                    ------    ------    ------   ------ --------
BALANCE AT JUNE 30, 1993.........      --     32,836       --     1,642  222,375
Stock options exercised (Note 7).                356                 18    2,697
Income tax benefit from exercise
 of stock options................                                          3,229
Issuance of Series A Convertible
 Preferred Stock
 (Note 12).......................   21,032               1,052           524,741
Issuance of Series B Preferred
 Stock (Note 12).................       33                   1               820
Issuance of Common Stock (Note
 12).............................              6,312                316  161,954
Dividends on Series A Convertible
 and Series B
 Preferred Stock (Note 10).......
Unrealized holding gains (loss-
 es), net of taxes
 (Note 6)........................
Net income.......................
                                    ------    ------    ------   ------ --------
BALANCE AT JUNE 30, 1994.........   21,065    39,504     1,053    1,976  915,816
Stock options exercised (Note 7).                640                 31    6,321
Income tax benefit from exercise
 of stock options................                                          2,530
Issuance of Series A Convertible
 Preferred Stock
 (Note 12).......................        9                                   213
Issuance of Series B Preferred
 Stock (Note 12).................       46                   3             1,156
Issuance of Common Stock (Note
 12).............................                 77                  4    1,846
Dividends on Series A Convertible
 and Series B
 Preferred Stock (Note 10).......
Unrealized holding gains (loss-
 es), net of taxes
 (Note 6)........................
Net income.......................
                                    ------    ------    ------   ------ --------
BALANCE AT JUNE 30, 1995.........   21,120    40,221    $1,056   $2,011 $927,882
                                    ======    ======    ======   ====== ========

          See accompanying Notes to Consolidated Financial Statements.

                         FHP INTERNATIONAL CORPORATION

                                            NOTES
                                          RECEIVABLE  UNREALIZED       TOTAL
                                RETAINED     FROM    HOLDING GAINS STOCKHOLDERS'
                                EARNINGS     ESOP      (LOSSES)       EQUITY
                                --------  ---------- ------------- -------------
                                            (AMOUNTS IN THOUSANDS)
BALANCE AT JULY 1, 1992.......  $ 96,239   $(4,150)     $   --      $  311,381
Amortization of restricted
 stock awards (Note 7)........                                             220
Reduction of notes receivable
 from Employee Stock
 Ownership Plan (Note 9)......               4,150                       4,150
Stock options exercised (Note
 7)...........................                                           2,474
Income tax benefit from
 exercise of stock options....                                           2,031
Net income....................    44,166                                44,166
                                --------   -------      -------     ----------
BALANCE AT JUNE 30, 1993......   140,405       --           --         364,422
Stock options exercised (Note
 7)...........................                                           2,715
Income tax benefit from
 exercise of stock options....                                           3,229
Issuance of Series A
 Convertible Preferred Stock
 (Note 12)....................                                         525,793
Issuance of Series B Preferred
 Stock (Note 12)..............                                             821
Issuance of Common Stock (Note
 12)..........................                                         162,270
Dividends on Series A
 Convertible and Series B
 Preferred Stock (Note 10)....    (1,032)                               (1,032)
Unrealized holding gains
 (losses), net of taxes
 (Note 6).....................                           (4,392)        (4,392)
Net income....................    59,310                                59,310
                                --------   -------      -------     ----------
BALANCE AT JUNE 30, 1994......   198,683       --        (4,392)     1,113,136
Stock options exercised (Note
 7)...........................                                           6,352
Income tax benefit from
 exercise of stock options....                                           2,530
Issuance of Series A
 Convertible Preferred Stock
 (Note 12)....................                                             213
Issuance of Series B Preferred
 Stock (Note 12)..............                                           1,159
Issuance of Common Stock (Note
 12)..........................                                           1,850
Dividends on Series A
 Convertible and Series B
 Preferred Stock (Note 10)....   (25,337)                              (25,337)
Unrealized holding gains
 (losses), net of taxes
 (Note 6).....................                            2,946          2,946
Net income....................    37,292                                37,292
                                --------   -------      -------     ----------
BALANCE AT JUNE 30, 1995......  $210,638   $   --       $(1,446)    $1,140,141
                                ========   =======      =======     ==========

          See accompanying Notes to Consolidated Financial Statements.

                         FHP INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    YEARS ENDED JUNE 30,
                                                -------------------------------
                                                  1995       1994       1993
                                                --------  ----------  ---------
                                                   (AMOUNTS IN THOUSANDS)
Operating Activities:
 Net income...................................  $ 37,292  $   59,310  $  44,166
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for restructuring.................    75,110
  Depreciation and amortization...............    80,065      45,271     29,912
  Increase in allowance for doubtful accounts.    10,169       6,301      4,837
  Loss on disposal of equipment...............     4,757       4,954      2,300
  Amortization of restricted stock awards.....                              220
  Deferred income taxes.......................   (25,118)      2,630     (1,192)
  Effect on cash of changes in operating
   assets and liabilities, net of effects from
   acquisitions in 1994 and 1993:
    Accounts receivable.......................   (39,917)    (30,051)    (9,226)
    Prepaid expenses and other current assets.    12,596     (18,099)    (2,052)
    Other assets..............................    (4,279)         47    (10,901)
    Accounts payable..........................   (29,963)      8,060     12,089
    Medical claims payable....................    57,610      12,138     11,124
    Accrued salaries and employee benefits....    (6,655)      7,931      6,372
    Unearned premiums.........................   175,223      (2,815)       923
    Other liabilities.........................   (59,907)      6,292      9,166
                                                --------  ----------  ---------
Net cash provided by operating activities.....   286,983     101,969     97,738
                                                --------  ----------  ---------
Investing Activities:
 Purchases of available-for-sale investments..  (519,090)               (66,133)
 Proceeds from sales/maturities of available-
  for-sale investments........................   600,487       1,167
 Gain on sale of available-for-sale
  investments.................................    (5,232)
 Loss on sale of available-for-sale
  investments.................................       880
 Purchase of TakeCare, Inc., net of cash
  acquired....................................              (341,602)
 Purchase of Colorado HMO, net of cash
  acquired....................................      (755)     (3,419)
 Purchase of Great States Financial
  Corporation, net of cash acquired...........                          (21,706)
 Purchases of property and equipment..........   (72,096)    (86,052)   (87,403)
 Payments received from Employee Stock
  Ownership Plan notes receivable.............                            4,150
                                                --------  ----------  ---------
Net cash provided by (used in) investing
 activities...................................     4,194    (429,906)  (171,092)
                                                --------  ----------  ---------
Financing Activities:
 Proceeds from issuance of long-term
  obligations.................................    15,000     400,000
 Payments on long-term obligations............   (50,155)    (20,136)    (2,011)
 Exercise of stock options including tax
  benefit.....................................     8,882       5,944      4,505
 Cash dividends paid to preferred
  shareholders................................   (26,331)
                                                --------  ----------  ---------
Net cash (used in) provided by financing
 activities...................................   (52,604)    385,808      2,494
                                                --------  ----------  ---------
Net increase (decrease) in cash and cash
 equivalents..................................   238,573      57,871    (70,860)
Cash and cash equivalents at beginning of
 year.........................................    60,571       2,700     73,560
                                                --------  ----------  ---------
Cash and cash equivalents at end of year......  $299,144  $   60,571  $   2,700
                                                ========  ==========  =========
Supplemental cash flow information:
 Interest payments (net of portion
  capitalized)................................  $ 25,526  $    4,695  $     571
 Income tax payments (net of refunds).........  $ 73,751  $   34,583  $  25,552
Supplemental schedule of noncash investing and
 financing activities:
 The Company purchased all of the outstanding
  common stock of TakeCare, Inc. in exchange
  for Common Stock, Preferred Stock, and cash
  as follows:
   Total TakeCare acquisition cost............            $1,137,642
   Cash acquired..............................               (60,402)
   Liabilities accrued........................               (46,754)
   Common and Preferred Stock issued..........              (688,884)
                                                          ----------
   Net cash paid..............................            $  341,602
                                                          ==========

          See accompanying Notes to Consolidated Financial Statements.

                         FHP INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

 Organization

  FHP International Corporation (the "Company"), through its direct and indirect subsidiaries, delivers managed health care services and sells indemnity medical, group life, and workers' compensation insurance.

  On June 17, 1994, the Company completed its acquisition of TakeCare, Inc. ("TakeCare") in exchange for cash, Common Stock, and Preferred Stock. The acquisition was accounted for as a purchase business combination, and consequently, all balances and results of operations of TakeCare since the date of acquisition have been included in the accompanying financial statements (Note 12).

  Most of the Company's subsidiaries are federally qualified, licensed health maintenance organizations ("HMO") which provide comprehensive health care to their members for a fixed monthly fee per member. In the course of providing health care services to commercial and governmental employees, the Company extends credit to various federal government agencies and hospitals, independent physician groups, and to other health care providers and intermediaries located in California, Colorado, Arizona, Utah, Guam, New Mexico, Texas, Illinois, Nevada, Ohio, Indiana, and Kentucky.

 Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

 Regulatory Requirements

  The Company's regulated subsidiaries must comply with certain minimum capital or tangible net equity requirements in each of the states in which they operate. As of June 30, 1995, all of the Company's regulated subsidiaries were in compliance with these requirements.

 Revenue Recognition and Health Care Costs

  Medicare risk contracts with the Health Care Financing Administration ("HCFA") provided 45%, 63%, and 65% of revenue in fiscal years 1995, 1994, and 1993, respectively. The Company's HMOs are paid a prospectively determined per capita monthly payment for each Medicare beneficiary enrolled in the HMOs. This capitated payment is the projected actuarial equivalence of 95% of the amount Medicare would have paid for the Medicare beneficiaries if they had received services from a fee for service Medicare provider or supplier. The HMOs must absorb any difference between the Medicare prepaid amounts and the actual costs the HMOs incur for providing services and are therefore at risk.

  Premiums from enrolled groups for prepaid health care are recognized as revenue in the month in which the enrollees are entitled to care. Unearned premiums represent cash received from employer groups and HCFA in advance of the applicable period of coverage. Health care costs are recorded in the period when services are provided to enrolled members, including estimates for contracted medical specialists and hospital costs which have been incurred as of the balance sheet date but not yet reported. The estimates for accrued health care costs are based on historical studies of claims paid. The methods for making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments resulting therefrom are reflected in current operations. While the ultimate amount of claims and the related expenses paid are dependent on future developments, management is of the opinion that the liability for medical claims payable is adequate to cover such medical claims and expenses.

                         FHP INTERNATIONAL CORPORATION

 Advertising Costs

  The Company recognizes advertising costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 93-7, "Reporting on Advertising Costs."

  Advertising expense was $37,018,000, $23,800,000, and $17,018,000 for the
fiscal years ended June 30, 1995, 1994, and 1993, respectively.

 Cash Equivalents

  The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value based on their short-term maturity.

 Short-term, Long-term, and Restricted Investments

  Effective June 30, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." The Company has classified all of its investment portfolio as "available-for-sale." In accordance with SFAS 115, investments classified as available-for-sale are carried at fair value, and unrealized gains or losses (net of applicable income taxes) are reported in a separate caption of stockholders' equity.

  Short-term, long-term, and restricted investments consist of U.S. Treasury securities, certificates of deposit, and other marketable debt securities. Long-term investments have maturities in excess of one year. Restricted investments primarily include investments placed on deposit with various state regulatory agencies to comply with regulatory requirements.

 Income Taxes

  The Company utilizes the asset and liability method of accounting for income taxes. Under this method, income taxes are recognized for (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The effects of income taxes are measured based on enacted tax law and rates. Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled.

 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of

  In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." As permitted by SFAS 121, the Company elected to adopt the statement as of June 30, 1995. In accordance with SFAS 121, long-lived assets to be held will be reviewed for events or changes in circumstances which would indicate that the carrying value may not be recoverable. Assets held for sale are accounted for at the lower of carrying amount or fair value, less costs to sell, since management has committed to a plan to dispose of the assets. The adoption of SFAS 121 had no effect on the consolidated financial statements for fiscal year 1995. In accordance with SFAS 121, prior period financial statements have not been restated.

                         FHP INTERNATIONAL CORPORATION

 Property and Equipment

  Property and equipment are recorded at cost. Depreciation and amortization are provided principally by the straight-line method over the estimated useful lives of the respective classes of assets as follows: buildings, 20 to 40 years; leasehold improvements, lesser of the useful lives (three to ten years) or the lease term; and equipment and fixtures, three to ten years. Property and equipment also includes capitalized interest expense of approximately $471,000, $596,000, and $2,597,000 in fiscal years 1995, 1994, and 1993, respectively, associated with the Company's major construction projects.

 Goodwill and Other Intangibles

  Goodwill arose primarily from the purchase of TakeCare (Note 12). Amortization is provided on a straight-line basis over periods not exceeding 40 years. In addition to goodwill, other intangible assets resulting from business acquisitions consist of the economic value of purchased membership, customer contracts, and covenants not-to-compete. Intangibles are amortized on a straight-line basis over their estimated useful lives ranging from 3 to 30 years. The Company periodically evaluates whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of its intangibles. At June 30, 1995, the Company's management believed that no material impairment of goodwill or other intangible assets existed. Amortization charged to continuing operations amounted to $31,506,000, $5,284,000, and $1,163,000 for fiscal years 1995, 1994, and 1993, respectively. Accumulated amortization was $34,738,000, $6,685,000, and $1,401,000 for the fiscal years ended June 30, 1995, 1994, and 1993, respectively.

 Other Assets

  The principal components of other assets are as follows:

                                                                JUNE 30,
                                                         -----------------------
                                                              1995        1994
                                                         ----------- -----------
                                                         (AMOUNTS IN THOUSANDS)
   Deferred income taxes (Note 5)......................  $    21,007 $       --
   Cash surrender value of life insurance polices (Note
    7).................................................        6,902       3,747
   Deposits............................................        3,608       2,998
   Notes receivable....................................        2,999       2,604
   Other...............................................        2,611       3,411
                                                         ----------- -----------
   Total other assets..................................  $    37,127 $    12,760
                                                         =========== ===========

 Reclassifications

  Certain prior year amounts have been reclassified to conform to the 1995 financial statement presentation.

                         FHP INTERNATIONAL CORPORATION

NOTE 2--PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                                JUNE 30,
                                                         -----------------------
                                                              1995        1994
                                                         ----------- -----------
                                                         (AMOUNTS IN THOUSANDS)
   Land................................................. $    26,002 $    68,420
   Buildings............................................      60,231     165,439
   Leasehold improvements...............................      42,779      47,849
   Equipment and fixtures...............................     224,517     237,640
   Construction in progress.............................      17,653      30,767
                                                         ----------- -----------
                                                             371,182     550,115
   Less accumulated depreciation and amortization.......     141,417     146,361
                                                         ----------- -----------
   Total property and equipment, net.................... $   229,765 $   403,754
                                                         =========== ===========

  In June, 1995, the Company's Board of Directors authorized the sale of the Company's two acute care hospitals and other nonproductive real estate (Note
13). Property and equipment with an estimated net realizable value of $136,477,000 have been reclassified to assets held for sale in the Consolidated Balance Sheets as of June 30, 1995.

  Total depreciation and amortization expense related to property and equipment was $48,559,000, $39,987,000, and $28,749,000 for fiscal years 1995, 1994, and
1993, respectively.

NOTE 3--OTHER LIABILITIES

  From January, 1984, through March, 1986, the Company maintained commercial insurance on a claims occurrence basis with nominal deductibles. Since April, 1986, the Company has maintained commercial insurance on a claims made basis. The Company currently carries $50,000,000 of professional liability insurance with annual deductibles of $2,000,000 per occurrence and $12,000,000 in the aggregate.

  An estimate of the Company's liability for professional liability claims, including deductibles, was actuarially computed on a present value basis using a discount rate of 7%, and amounted to approximately $35,525,000 and $31,400,000 at June 30, 1995 and 1994, respectively. Such amounts are allocated between other current liabilities and other liabilities based on estimates of the amounts of claims which will be paid during the subsequent fiscal year (Note 8).

  Other liabilities also include approximately $30,001,000 and $40,785,000 of reserves for losses and loss adjustment expenses at June 30, 1995 and 1994, respectively, associated with the Company's insurance operations. These reserves are estimates based on actuarial computations and industry standards for the eventual costs of claims incurred but not settled, less reinsurance recoverable from other companies.

  As claims are settled, as amounts required to settle become known, and as anticipated claims are actuarially revised, the professional liability and loss reserve expenses and liabilities are adjusted accordingly.

                         FHP INTERNATIONAL CORPORATION

NOTE 4--LONG-TERM OBLIGATIONS

  Long-term obligations consist of the following:

                                                               JUNE 30,
                                                        -----------------------
                                                             1995        1994
                                                        ----------- -----------
                                                        (AMOUNTS IN THOUSANDS)
Term loan under bank credit agreement, due in semi-an-
 nual installments of $15,000 plus interest, at float-
 ing rates averaging 6.5%.............................  $   150,000 $   250,000
Revolving loan under bank credit agreement, interest
 payable at various intervals no less frequent than
 quarterly, at floating rates averaging 6.5%..........      115,000      50,000
7% Senior Notes due September, 2003, interest payable
 semi-annually........................................      100,000     100,000
Real estate mortgages payable, due monthly through
 2010, interest at fixed rates averaging 9.9%, collat-
 eralized by certain land and buildings...............        2,547       2,617
Other.................................................          438         523
                                                        ----------- -----------
    Total.............................................      367,985     403,140
  Less current portion................................       30,168      25,154
                                                        ----------- -----------
  Total long-term obligations.........................  $   337,817 $   377,986
                                                        =========== ===========

  Scheduled maturities of long-term obligations are as follows:

                                                                     (AMOUNTS IN
      YEARS ENDING JUNE 30:                                          THOUSANDS)
      ---------------------                                          -----------
      1996..........................................................  $ 30,168
      1997..........................................................    30,185
      1998..........................................................    30,204
      1999..........................................................    30,224
      2000..........................................................   145,136
      Later years...................................................   102,068
                                                                      --------
      Total scheduled maturities....................................  $367,985
                                                                      ========

  In March, 1994, in connection with the acquisition of TakeCare (Note 12), the Company entered into a $350 million credit agreement with a group of banks which provided for a $250 million term loan facility and a $100 million revolving credit facility (the "Credit Agreement"). The Credit Agreement was amended in March, 1995, and currently provides a $200 million revolving credit facility and a $150 million term loan facility. The amended Credit Agreement expires March 31, 2000. Prime rate, LIBOR based, and competitive bid (revolving credit facility only) interest rate options are available for borrowings under the Credit Agreement. In addition, a facility fee of 0.125% is payable, regardless of usage, on the $200 million revolving credit facility portion of the Credit Agreement.

  The Credit Agreement contains financial and other covenants. The Company was in compliance with these covenants as of June 30, 1995.

                         FHP INTERNATIONAL CORPORATION

NOTE 5--INCOME TAXES

  The components of the provision for income taxes are summarized as follows:

                                                        YEARS ENDED JUNE 30,
                                                      -------------------------
                                                        1995     1994    1993
                                                      --------  ------- -------
                                                       (AMOUNTS IN THOUSANDS)
Current:
  Federal............................................ $ 53,965  $27,806 $21,143
  State..............................................   12,590    5,999   4,494
  Guam...............................................    1,457    1,075   1,162
                                                      --------  ------- -------
Total current provision..............................   68,012   34,880  26,799
                                                      --------  ------- -------
Deferred:
  Federal............................................  (20,964)   2,201  (1,033)
  State..............................................   (4,154)     429    (159)
                                                      --------  ------- -------
Total deferred (benefit) provision...................  (25,118)   2,630  (1,192)
                                                      --------  ------- -------
Total provision for income taxes..................... $ 42,894  $37,510 $25,607
                                                      ========  ======= =======

  The deferred (benefit) provision for income taxes results from reporting the following items in different periods for financial statement and income tax purposes:

                                                      YEARS ENDED JUNE 30,
                                                     -------------------------
                                                       1995     1994    1993
                                                     --------  ------  -------
                                                     (AMOUNTS IN THOUSANDS)
Restructuring costs................................. $(30,270) $  --   $   --
Tax depreciation and amortization in excess of book
 depreciation.......................................    3,160   2,494    2,048
Stockholder litigation..............................                     1,785
Self-insurance and other non-deductible reserves....    2,936     175   (1,702)
Deferred premiums and other revenue.................      116     296   (1,677)
Discounted loss reserves............................      (10)   (728)  (1,186)
Vacation and other deferred compensation............     (746)   (183)  (1,151)
Pre-operating costs.................................              516    1,005
Deferred acquisition costs..........................       15     546
Policy holder dividends.............................     (175)    631
Bad debt expense....................................     (562)   (340)    (541)
Other, net..........................................      418    (777)     227
                                                     --------  ------  -------
Total deferred (benefit) provision.................. $(25,118) $2,630  $(1,192)
                                                     ========  ======  =======

  The provision for income taxes differs from the amount of tax determined by applying the Federal statutory rate to pretax income. The components of this difference are summarized as follows:

                                          YEARS ENDED JUNE 30,
                             --------------------------------------------------
                                  1995             1994             1993
                             ---------------- ---------------- ----------------
                             AMOUNT   PERCENT AMOUNT   PERCENT AMOUNT   PERCENT
                             -------  ------- -------  ------- -------  -------
                                         (AMOUNTS IN THOUSANDS)
Taxes on income at Federal
 statutory tax rate......... $28,065     35%  $33,887     35%  $23,722     34%
State income taxes, net of
 Federal tax benefit........   5,484      6     4,178      4     2,862      4
Goodwill amortization.......   8,573     11
Tax exempt interest.........    (116)            (444)            (473)
Other, net..................     888      1      (111)            (504)    (1)
                             -------    ---   -------    ---   -------    ---
Total provision for income
 taxes...................... $42,894     53%  $37,510     39%  $25,607     37%
                             =======    ===   =======    ===   =======    ===

                         FHP INTERNATIONAL CORPORATION

  The tax effects of significant items comprising the Company's net deferred tax assets are as follows:

                                                             JUNE 30,
                                                      ------------------------
                                                           1995         1994
                                                      -----------  -----------
                                                      (AMOUNTS IN THOUSANDS)
   Deferred tax assets:
     Restructuring costs............................. $    30,270  $       --
     Reserves not currently deductible...............      37,974       43,248
     Vacation and other deferred compensation........       6,125        5,396
     Other...........................................         660
     State income taxes..............................         (99)       3,258
                                                      -----------  -----------
       Total deferred tax assets.....................      74,930       51,902
       Valuation allowance...........................
                                                      -----------  -----------
       Total deferred tax assets.....................      74,930       51,902
                                                      -----------  -----------
   Deferred tax liabilities:
     Difference between book and tax bases of
      property.......................................     (21,939)     (22,441)
     Other...........................................                     (514)
                                                      -----------  -----------
       Total deferred tax liabilities................     (21,939)     (22,955)
                                                      -----------  -----------
       Net deferred tax assets....................... $    52,991  $    28,947
                                                      ===========  ===========

  There was no change in the valuation allowance during the years ended June 30, 1995 and 1994.

NOTE 6--INVESTMENTS AND FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

  Gross unrealized gains and losses and a comparison of amortized cost and estimated fair value are presented in the table below:

                                                GROSS      GROSS
                                    AMORTIZED UNREALIZED UNREALIZED ESTIMATED
                                      COST      GAINS      LOSSES   FAIR VALUE
                                    --------- ---------- ---------- ----------
                                              (AMOUNTS IN THOUSANDS)
JUNE 30, 1995:
Classified as short-term:
  U.S. Government and its agencies. $117,913    $  382    $  (619)   $117,676
  Corporate obligations............   22,503                 (175)     22,328
  Municipal obligations............   11,605        25        (20)     11,610
  Other............................    5,649        12        (55)      5,606
                                    --------    ------    -------    --------
    Total short-term...............  157,670       419       (869)    157,220
                                    --------    ------    -------    --------
Classified as long-term:
  U.S. Government and its agencies.   49,329       438     (1,493)     48,274
  Corporate obligations............   15,257        74       (114)     15,217
  Other............................    8,072         4        (75)      8,001
                                    --------    ------    -------    --------
    Total long-term................   72,658       516     (1,682)     71,492
                                    --------    ------    -------    --------
Classified as restricted
 investments:
  U.S. Government and its agencies.  103,454       645     (1,722)    102,377
  Certificates of deposit..........    2,575         9                  2,584
  Money market funds...............      515         6                    521
                                    --------    ------    -------    --------
    Total restricted...............  106,544       660     (1,722)    105,482
                                    --------    ------    -------    --------
      Total........................ $336,872    $1,595    $(4,273)   $334,194
                                    ========    ======    =======    ========

                         FHP INTERNATIONAL CORPORATION

                                                GROSS      GROSS
                                    AMORTIZED UNREALIZED UNREALIZED ESTIMATED
                                      COST      GAINS      LOSSES   FAIR VALUE
                                    --------- ---------- ---------- ----------
                                              (AMOUNTS IN THOUSANDS)
JUNE 30, 1994:
Classified as short-term:
  U.S. Government and its agencies. $125,309    $   31    $ (1,816)  $123,524
  Corporate obligations............   45,466         2        (841)    44,627
  Other............................   18,251         6        (196)    18,061
                                    --------    ------    --------   --------
    Total short-term...............  189,026        39      (2,853)   186,212
                                    --------    ------    --------   --------
Classified as long-term:
  U.S. Government and its agencies.   96,098        12      (3,530)    92,580
  Corporate obligations............   16,697        10        (591)    16,116
  Municipal obligations............    4,479                   (45)     4,434
  Other............................    6,710     3,270        (328)     9,652
                                    --------    ------    --------   --------
    Total long-term................  123,984     3,292      (4,494)   122,782
                                    --------    ------    --------   --------
Classified as restricted invest-
 ments:
  U.S. Government and its agencies.   92,818        36      (3,030)    89,824
  Certificates of deposit..........    3,150                            3,150
  Money market funds...............    4,904         1                  4,905
                                    --------    ------    --------   --------
    Total restricted...............  100,872        37      (3,030)    97,879
                                    --------    ------    --------   --------
      Total........................ $413,882    $3,368    $(10,377)  $406,873
                                    ========    ======    ========   ========

  Realized gains or (losses) on available-for-sale investments are calculated on the specific identification method and were $5,232,000 and ($880,000), respectively, in fiscal year 1995.

  The contractual maturities of short-term, long-term, and restricted investments at June 30, 1995, were as follows:

                                                      AMORTIZED     ESTIMATED
                                                         COST      FAIR VALUE
                                                      -----------  -----------
                                                      (AMOUNTS IN THOUSANDS)
   Due within one year............................... $   157,963   $   157,671
   Due after one year, but within five years.........     109,939       109,362
   Due after five years, but within ten years........      48,171        46,902
   Due after ten years...............................      20,799        20,259
                                                      -----------   -----------
   Total contractual maturities...................... $   336,872   $   334,194
                                                      ===========   ===========

  The Company also determined that investments, classified as short-term, are available for use in current operations and, accordingly, classified such investments as current assets without regard to the investments' contractual maturity dates.

  The fair value of short-term, long-term, and restricted investments is estimated based on quoted market prices. The fair value of the Company's long-term obligations are estimated to be equivalent to its carrying value.

                         FHP INTERNATIONAL CORPORATION

NOTE 7--EMPLOYEE BENEFITS

  The Company has a defined contribution pension plan ("Pension Plan") and an Employee Stock Ownership Plan ("ESOP") covering substantially all employees. Under the provisions of these plans, the Company contributed into trusts for the benefit of employees an amount equal to 12% of eligible annual compensation, as defined, of all plan participants. Effective January 1, 1995, the contribution rate was reduced to 8% of eligible annual compensation, as defined. Participants do not vest until they have completed five years of service with the Company. Nonvested contributions, which are forfeited upon an employee's termination, are treated as a reduction in the amount of the Company's contribution. The combined contribution expenses for the Pension Plan and ESOP were $32,844,000, $35,020,000, and $32,970,000 for fiscal years 1995,
1994, and 1993, respectively.

  Under an Executive Incentive Plan (the "Plan"), the Company is authorized to grant restricted stock awards, incentive stock options, nonqualified stock options, and bonus awards to directors, officers, key employees, consultants, and other agents. Under the terms of the Plan, the exercise price of the stock options must be equal to the fair market value of the Company's Common Stock at the date of grant. All stock options granted by the Company through June 30, 1995, were nonqualified.

  Beginning July 1, 1992, the first of a series of four annual stock option grants were made to certain executives under the Plan. These grants are intended to provide a strong linkage between long-term incentives and the Company's financial performance. Accelerated vesting of each of these stock options is tied directly to growth in the Company's earnings per share ("EPS"). Total stock options for 300,000, 435,000, and 1,085,000 shares were granted under this plan on July 1, 1994, 1993, and 1992, respectively. Each year's stock option grant allows the optionee up to six consecutive annual opportunities for accelerated vesting of portions of the employee's stock options only if the Company's EPS exceeds both: (1) EPS for the previous fiscal year and (2) average EPS for the two previous fiscal years. The terms of accelerated vesting for 25% of the stock options granted on July 1, 1992, and 10% of the stock options granted on July 1, 1993, have been met. The terms of accelerated vesting for stock options granted July 1, 1994, have not been met. If a stock option in the series does not become subject to accelerated vesting by the sixth anniversary of its grant, the stock option automatically becomes vested on the seventh anniversary of its grant. The Company may periodically issue stock options under similar terms and conditions as those above.

  In addition to the options described above, the Company has granted other options. All options granted are included in the following summary of stock option activity for fiscal years 1995, 1994, and 1993:

                                                YEARS ENDED JUNE 30,
                                       ----------------------------------------
                                           1995          1994          1993
                                       ------------  ------------  ------------
Outstanding at beginning of year.....     4,641,000     2,386,000     1,457,000
  Granted............................       812,000     2,830,000     1,492,000
  Cancelled..........................      (817,000)     (219,000)     (115,000)
  Exercised..........................      (640,000)     (356,000)     (448,000)
                                       ------------  ------------  ------------
Outstanding at end of year...........     3,996,000     4,641,000     2,386,000
                                       ============  ============  ============
Exercisable at end of year...........       824,000       390,000       366,000
                                       ============  ============  ============
Price range of options outstanding at
 end of year.........................  $1.16-$29.25  $1.16-$28.25  $2.73-$27.63
Price range of options exercised.....  $1.16-$27.63  $2.73-$27.63  $2.73-$24.00

  At June 30, 1995, 1,179,000 shares remained available under the Plan for future grants of stock awards and stock options. Outstanding stock options at June 30, 1995, expire at the earlier of the date the stock option holder ceases to be an employee or a director, or ten years after the date of grant, based on the date of grant of the original stock options.

                         FHP INTERNATIONAL CORPORATION

  The Company established a deferred compensation plan in July, 1991, for certain of its executives and physicians which is designed to provide supplemental retirement income benefits by enabling the participants to defer receipt of up to 50% of their gross annual salaries and 100% of their gross annual bonuses. Amounts deferred by employees are included in other liabilities and these deferred amounts are deemed to be invested in one or more mutual funds selected by the participants. The Company pays premiums on individual life insurance policies whose policy benefits are equal to the deferred amounts. Account balances, including earnings from investments, are distributed to a participant upon two years' advance request or upon a participant's termination of employment, death, or disability. Such distributions are substantially offset by any values in the cash surrender value of the life insurance policies provided by the Company which are included in other assets.

  In fiscal year 1995, the Company's Board of Directors and shareholders approved the Employee Stock Purchase Plan, effective January 1, 1995. The plan provides employees of the Company with an opportunity to purchase the Company's Common Stock once annually with after tax income set aside through payroll deductions. Eligible employees may defer up to a specified amount from annual compensation to purchase shares of the Company's Common Stock at 85% of the market price on the last day of each annual offering period. No shares were purchased in fiscal year 1995, as the first purchase date is December 18, 1995.

  On November 1, 1989, 187,000 shares of Common Stock were issued as restricted stock awards at a purchase price of $0.02 per share. Compensation expense was determined based on the excess of the estimated market value of the stock over the purchase price on the date of the grant and was recognized ratably over the vesting period which ended on October 31, 1992.

NOTE 8--COMMITMENTS AND CONTINGENCIES

 Operating Leases

  The Company leases certain buildings and equipment under operating leases. Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of June 30, 1995, are as follows:

                                                                     (AMOUNTS IN
   YEARS ENDING JUNE 30:                                             THOUSANDS)
   ---------------------                                             -----------
   1996.............................................................  $ 31,965
   1997.............................................................    27,650
   1998.............................................................    17,666
   1999.............................................................    12,988
   2000.............................................................     9,146
   Later years......................................................    25,217
                                                                      --------
     Total minimum payments required................................  $124,632
                                                                      ========

  Total rental expense on operating leases aggregated $34,956,000, $28,663,000, and $23,579,000 for fiscal years 1995, 1994, and 1993, respectively.

 OPM Audit

  The Company contracts with the United States Office of Personnel Management ("OPM") to provide or arrange managed health care services under the Federal Employees Health Benefits Program ("FEHBP") for federal employees, annuitants, and their dependents. OPM is the Company's largest commercial customer. These contracts with OPM and applicable government regulations establish premium rating requirements

                         FHP INTERNATIONAL CORPORATION
for the FEHBP. OPM conducts periodic audits of its contractors to, among other things, verify that the premiums established under the OPM contracts are established in compliance with the community rating and other requirements under the FEHBP. In May, 1993, after conducting a periodic audit of the Company's FEHBP contracts covering primarily the years 1988 through 1991, OPM sent a draft audit report to the Company alleging certain defects in the Company's rating practices under applicable regulatory and contractual requirements and invited the Company to comment. Following its evaluation of the additional information and comments provided by the Company, the OPM auditors will issue a final report; the OPM Audit Resolution Division will then be responsible for resolving the audit findings. As part of the resolution process, the Audit Resolution Division may reconsider the findings of the auditors and the information provided by the Company.

  It is likely that the final audit report will recommend that OPM seek a monetary recovery from the Company and that such recommended recovery could be a substantial amount. At this time, the Company's management and legal counsel are unable to determine the amounts that may be required to be refunded to OPM to resolve the audit findings. Management currently believes, however, that after application of available offsets and consideration of established reserves, amounts ultimately required to be refunded to OPM will not have a material adverse effect on the consolidated financial position or results of operations or cash flows of the Company. In addition, the Company's management currently does not believe that the audit will have a material effect on future relations with OPM.

 Litigation

  During the ordinary course of business, the Company and its subsidiaries have become a party to pending and threatened legal actions and proceedings, a significant number of which involve alleged claims of medical malpractice. Management of the Company is of the opinion, taking into account its insurance coverage and reserves that have been established, that the outcome of the currently known legal actions and proceedings will not, singly or in the aggregate, have a material effect on the consolidated financial position or results of operations or cash flows of the Company and its subsidiaries.

NOTE 9--NOTES RECEIVABLE FROM EMPLOYEE STOCK OWNERSHIP PLAN

  During fiscal year 1993, the ESOP repaid to the Company amounts previously loaned of $4,150,000. The loans were made to enable the ESOP to purchase the Company's Common Stock on a periodic basis and were repaid from periodic contributions to the ESOP received from the Company (Note 7).

  The Company currently makes quarterly contributions (pursuant to the annual contribution described in Note 7) to the ESOP to fund quarterly purchases by the ESOP on the open market. For fiscal years 1995, 1994, and 1993, the Company contributed $9,315,000, $9,140,000, and $6,870,000, respectively for this purpose.

NOTE 10--STOCKHOLDERS' EQUITY

  In June, 1994, the Company amended its Certificate of Incorporation to increase the authorized number of shares of Common Stock from 70,000,000 to 100,000,000 and the authorized number of shares of Preferred Stock from 5,000,000 to 40,000,000. As the Company issues Preferred Stock, it is designated as either Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") or Series B Adjustable Rate Cumulative Preferred Stock ("Series B Preferred Stock"). The Company issued 6,311,781 shares of Common Stock, 21,031,733 shares of Series A Preferred Stock, and 32,850 shares of Series B Preferred Stock as merger consideration in the acquisition of TakeCare as of June 17, 1994 (Note 12). An additional 3,876 shares of Common Stock, 8,574 shares of Series A Preferred Stock, and 46,368 shares of Series B Preferred Stock were issued during fiscal year 1995 to TakeCare shareholders for shares unpresented at the acquisition date.

                         FHP INTERNATIONAL CORPORATION

  Holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends of 5.0% per annum. Dividends are payable quarterly in arrears when and if declared by the Company's Board of Directors. Dividends declared during fiscal year 1995 were $26,230,000. On or after the fourth anniversary of the acquisition, the Company may, at its option, redeem all or part of the outstanding shares of Series A Preferred Stock, at fixed redemption prices per share plus an amount equal to any accrued and unpaid dividends. Each share of Series A Preferred Stock may be convertible at the option of the holder into the Company's Common Stock at any time commencing six months after the acquisition date. The conversion price for the Series A Preferred Stock is $31 per share.

  Holders of Series B Preferred Stock are entitled to receive cumulative cash dividends of not less than 5.0% per annum or greater than 11.0% per annum. The actual dividend rate is determined quarterly based upon prevailing market interest rates. During fiscal year 1995, the dividend rate ranged from 6.245% to 7.454%. Dividends are payable quarterly in arrears when and if declared by the Company's Board of Directors. Dividends declared during fiscal year 1995 were $139,000. The Company may, at its option, redeem all or part of the outstanding shares of Series B Preferred Stock at $25 per share plus an amount equal to accrued and unpaid dividends.

  In June, 1990, the Board of Directors of the Company declared a dividend of one common share purchase right (a "Right") for each outstanding share of common stock to the holders of record on June 29, 1990, and authorized and directed the issuance of one Right with respect to each share of common stock that shall become outstanding prior to the occurrence of certain terminating events. Each Right entitles the registered holder to purchase from the Company one-fourth of a share of common stock at a price which varies based on the market price of a share of the Company's stock ($23.00 at June 30, 1995), subject to adjustment (the "Purchase Price"). Upon the occurrence of certain events associated with an unsolicited takeover attempt of the Company, the Rights will become exercisable and will cease to automatically trade with the common stock. Thereafter, upon the occurrence of certain further triggering events, each Right will become exercisable, at an adjusted Purchase Price (the "Adjusted Purchase Price") equal to four times the Purchase Price immediately prior to such adjustment, for that number of shares of common stock having a market value of two times such Adjusted Purchase Price. The Rights have certain anti-takeover effects that will cause substantial dilution to a person or group that attempts to acquire the Company in a manner which causes the Rights to become exercisable. The terms of the Rights may be amended by the Board of Directors of the Company without the consent of the holders of the Rights. At June 30, 1995, there was one Right outstanding for each share of common stock outstanding and a sufficient number of authorized but unissued shares of common stock available for issuance upon (i) the exercise of the Rights, (ii) the issuance of common stock (and associated Rights) in connection with the future exercise of outstanding stock options, and (iii) the issuance of common stock (and associated Rights) in connection with the future conversion of the Series A Preferred Stock.

NOTE 11--EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCK

  Earnings per share for fiscal years 1995, 1994, and 1993, were computed by dividing net income attributable to Common Stock by 41,057,000, 34,051,000, and 33,270,000 shares, respectively, which represent the weighted average number of outstanding common shares and common share equivalents during the respective periods. Common share equivalents include the effect of dilutive stock options calculated using the treasury stock method.

  Primary and fully diluted earnings per share are the same for each year presented.

                         FHP INTERNATIONAL CORPORATION

NOTE 12--ACQUISITIONS

  The Company acquired all of the outstanding common stock of TakeCare on June 17, 1994, in a transaction treated as a purchase for accounting purposes. The consolidated financial statements include the operations of TakeCare beginning June 17, 1994. The purchase price was approximately $1,054.4 million, net of acquisition costs.

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

                                                         YEARS ENDED JUNE 30,
                                                        -----------------------
                                                              1994        1993
                                                        ----------- -----------
                                                        (AMOUNTS IN THOUSANDS,
                                                        EXCEPT PER SHARE DATA)
Revenue................................................ $ 3,596,000 $ 3,050,000
Income before income taxes.............................     139,848     101,652
Net income attributable to common stock................      44,986      25,507
Earnings per share attributable to common stock........       $1.12       $0.64

  In January, 1995, the Company acquired a third party administrator located in Nevada for approximately $1.9 million. The acquisition, which has been accounted for as a purchase, was consummated through the issuance of approximately 73,000 shares of the Company's Common Stock. As a result of the purchase, the Company recorded goodwill of approximately $1.4 million.

  In October, 1993, the Company acquired an approximately 4,700 member HMO located in Denver, Colorado, for approximately $3.5 million. The Company also obtained a covenant not-to-compete for which it paid $0.5 million (Note 1). The acquisition, which has been accounted for as a purchase, was financed through cash generated from operations of the Company. During fiscal year 1995, under a contract clause tied to retained membership on the first anniversary of the transaction, the Company made an additional payment of approximately $0.8 million. As a result of the purchase, the Company recorded goodwill of approximately $1.8 million.

  In March, 1993, the Company acquired an insurance carrier and its subsidiaries for approximately $21.7 million, net of cash acquired. Through its subsidiaries, it offers workers' compensation insurance in California and Arizona and provides various claims administration services. The acquisition, which has been accounted for as a purchase, was financed through cash generated from operations of the Company. As a result of the purchase, the Company recorded goodwill of approximately $2.5 million. The Company also obtained a covenant not-to-compete for which it paid $4.0 million (Note 1).

NOTE 13--RESTRUCTURING CHARGE

  In June, 1995, the Company's Board of Directors approved a restructuring plan involving the discontinuance of services and programs that do not meet the Company's strategic and economic return objectives, a reduction in workforce, and the creation of a physician practice management company ("PPMC"), which will be operated as a subsidiary of the Company. The PPMC will encompass all of FHP's Company-operated medical facilities in California, Utah, Arizona, New Mexico, and Nevada. In addition, the Board of Directors decided to sell the Company's two acute care hospitals and other nonproductive real

                         FHP INTERNATIONAL CORPORATION
estate. The formation of the PPMC, anticipated for January 1, 1996, will entail added operating costs during the first six months of fiscal 1996. These costs include duplicate employees during the transition period, separation expenses for displaced employees, and the cost of developing new computer systems to handle fee for service business and other HMO and preferred provider organization customers. The restructuring plan was announced to the affected employees prior to the Company's fiscal year end.

  Accordingly, the Company recorded a pretax restructuring charge of $75.1 million ($46.6 million, net of tax) in the accompanying Consolidated Statements of Income for the fiscal year ended June 30, 1995. Included in this charge are the expected costs of employee separations ($6.8 million), asset write-downs to estimated net realizable values ($58.9 million), and certain other costs associated with the Company's restructuring of its operations ($9.4 million). Assets identified as those to be sold as part of the restructuring have been reclassified as assets held for sale in the accompanying Consolidated Balance Sheets as of June 30, 1995, and are expected to be disposed of by the end of fiscal year 1996 (Notes 1 and 2).

  The restructuring charge is based on the Company's estimate and will continue to be refined until the restructuring plan is complete.

NOTE 14--INFORMATION REGARDING THE COMPANY'S OPERATIONS IN DIFFERENT SEGMENTS

  The Company offers a full range of products to achieve its strategic goal of becoming a sole source provider of health care services. These products can be classified into two principal segments of business: HMO and insurance services. The HMO offers a full range of related products to consumers and employers in the direct delivery of managed health care services, either through contracted health care providers or through Company-operated medical centers. Complementing the operations of the HMO are the products offered by the insurance segment. These products include traditional indemnity health and life insurance, workers' compensation, and third party administration of self-insured employer programs. Often, the products offered by the HMO and insurance segments are sold to the same account; that is, an employer is able to offer a "dual choice" to employees of enrollment in either the HMO or the indemnity product provided through group health insurance coverage.

                         FHP INTERNATIONAL CORPORATION

  Information regarding the two segments is summarized below:

                                                   YEARS ENDED JUNE 30,
                                             ----------------------------------
                                                1995        1994        1993
                                             ----------  ----------  ----------
                                                  (AMOUNTS IN THOUSANDS)
Revenue:
  HMO....................................... $3,762,993  $2,363,832  $1,926,832
  Insurance.................................    146,387     109,126      79,022
                                             ----------  ----------  ----------
Total revenue............................... $3,909,380  $2,472,958  $2,005,854
                                             ==========  ==========  ==========
Pretax income (loss):
  HMO....................................... $  256,333  $  160,202  $  134,162
  Insurance.................................     (8,416)      9,913         448
  Corporate.................................   (173,838)    (87,095)    (79,545)
  Interest income, net......................      6,107      13,800      14,708
                                             ----------  ----------  ----------
Total pretax income......................... $   80,186  $   96,820  $   69,773
                                             ==========  ==========  ==========
Assets:
  HMO....................................... $1,816,320  $1,896,081  $  341,895
  Insurance.................................    181,909     167,092     143,075
  Corporate.................................    317,587     106,096     260,714
                                             ----------  ----------  ----------
Total assets................................ $2,315,816  $2,169,269  $  745,684
                                             ==========  ==========  ==========
Depreciation and amortization:
  HMO....................................... $   67,276  $   35,284  $   23,526
  Insurance.................................      1,348       1,399         270
  Corporate.................................     11,441       8,588       6,116
                                             ----------  ----------  ----------
Total depreciation and amortization......... $   80,065  $   45,271  $   29,912
                                             ==========  ==========  ==========
Capital expenditures:
  HMO....................................... $   35,376  $   72,509  $   75,509
  Insurance.................................      1,684       3,287       1,399
  Corporate.................................     35,036      10,256      10,495
                                             ----------  ----------  ----------
Total capital expenditures.................. $   72,096  $   86,052  $   87,403
                                             ==========  ==========  ==========

                         FHP INTERNATIONAL CORPORATION

NOTE 15--UNAUDITED QUARTERLY INFORMATION

                                             QUARTERS ENDED
                            --------------------------------------------------
                            SEPTEMBER 30  DECEMBER 31   MARCH 31     JUNE 30
                            ------------- ------------ ------------ ----------
                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Year ended June 30, 1995:
  Revenue..................   $  954,340   $  954,407  $  1,001,062 $  999,571
  Operating income (loss)..       37,236       38,660        50,960    (52,777)
  Income (loss) before
   income taxes............       38,371       39,494        52,613    (50,292)
  Net income (loss)(a).....       20,720       21,327        28,411    (33,166)
  Primary earnings (loss)
   per share attributable
   to
   Common Stock............        $0.37        $0.36         $0.53     $(0.97)
  Fully diluted earnings
   per share(b)............        $0.36                      $0.49
Year ended June 30, 1994:
  Revenue..................   $  576,379   $  591,107  $    622,461 $  683,011
  Operating income.........       13,484       13,684        24,356     31,496
  Income before income
   taxes...................       17,608       16,891        27,698     34,623
  Net income(c)............       11,246       10,253        16,813     20,998
  Earnings per share
   attributable to Common
   Stock...................        $0.33        $0.31         $0.50      $0.57

--------
(a) The net loss for the fourth quarter ended June 30, 1995, included an unfavorable net adjustment due to a restructuring charge of approximately $46.6 million, net of tax, relating primarily to the costs of employee separations, asset write-downs to estimated net realizable values, and certain other costs associated with the restructuring of the Company's operations (Note 13).

(b) Fully diluted earnings per share is not presented if it is anti-dilutive.

(c) Net income for the fourth quarter ended June 30, 1994, included TakeCare's operations from the date of acquisition (June 17, 1994) and other favorable net adjustments of approximately $838,000, resulting primarily from changes of estimates with respect to certain fiscal year 1994 compensation and benefit related accruals and reserves for professional liability claims. Management's estimates were based on the most recent information available, including events and changes in circumstances which occurred during the period.

                          INDEPENDENT AUDITORS' REPORT

FHP International Corporation:

  We have audited the accompanying consolidated balance sheets of FHP International Corporation and its subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FHP International Corporation and its subsidiaries at June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Costa Mesa, California
September 7, 1995

                               INDEX TO EXHIBITS

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 ------- -------------------------------------------------------   ------------
   *3.1  Restated Certificate of Incorporation of FHP                    *
         International Corporation (Exhibit 3.1 to Form S-4 No.
         33-53431).
   *3.2  Amendment to Restated Certificate of Incorporation of           *
         FHP International Corporation (Exhibit 3.2 to Form S-4
         No. 33-53431).
   *3.3  Certificate of Designation for Series A Cumulative            *
         Convertible Preferred Stock of FHP International
         Corporation. (Exhibit 3.3 to Form 8-K, filed with the
         Commission on July 1, 1994.)
   *3.4  Certificate of Designation for Series B Adjustable Rate         *
         Cumulative Preferred Stock of FHP International
         Corporation. (Exhibit 3.4 to Form 8-K, filed with the
         Commission on July 1, 1994.)
   *3.5  Bylaws of FHP International Corporation as amended to           *
         date. (Exhibit 3.5 to Form 10-K for the Fiscal Year
         Ended June 30, 1994).
   *4.1  Specimen Common Stock Certificate (Exhibit 4.1 to Form          *
         S-3 Registration Statement No. 33-39984).
   *4.2  Indenture dated as of September 22, 1993 between                *
         Registrant and The Chase Manhattan Bank, N.A. in regard
         to $100,000,000 7% Senior Notes due 2003. (Exhibit 4.2
         to Form 10-K for the Fiscal Year Ended June 30, 1993.)
   *4.3  Credit Agreement dated as of March 24, 1994, among the          *
         Registrant, the Lenders named therein and Chemical Bank
         as Administrative Agent (Exhibit 10.1 to Form 8-A filed
         with the Commission on May 9, 1994).
    4.4  First Amendment dated as of March 31, 1995, to Credit
         Agreement dated as of March 24, 1994.
    4.5  Second Amendment dated as of August 29, 1995, to Credit
         Agreement dated as of March 24, 1994.
    4.6  Registrant agrees to furnish to the Commission, upon
         request, a copy of each instrument with respect to
         issues of long-term debt of the Registrant, the
         authorized principal amount of which does not exceed
         10% of the total assets of Registrant.
  *10.1  Health Insurance Benefits for the Aged and Disabled             *
         Contracts dated January 1, 1992 between FHP, Inc. and
         the Secretary of Health and Human Services (Exhibit
         10.2 to Form 10-K for the Fiscal Year Ended June 30,
         1992).
  *10.2  Group Health Benefits Contract dated January 1, 1986            *
         between FHP, Inc. and the Federal Office of Personnel
         Management (Exhibit 10.3 to Form S-1 Registration
         Statement No. 33-5596).
  *10.3  Lease between Plaza Land Corporation and FHP, Inc.              *
         dated December 29, 1977, as amended, concerning the
         lease of FHP's Plaza Medical Center in Long Beach,
         California (Exhibit 10.4 to Form S-1 Registration
         Statement No. 33-5596).
  *10.4  Fourth Addendum to Lease between Plaza Land Corporation         *
         and FHP, Inc. dated December 4, 1987 concerning the
         lease of FHP's Plaza Medical Center in Long Beach,
         California (Exhibit 10.5 to Form 10-K for the Fiscal
         Year Ended June 30, 1988).

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 ------- -------------------------------------------------------   ------------
  *10.5  Medical Building Lease between Downtowners Associates,          *
         Ltd. and FHP, Inc. dated October 7, 1983, as amended,
         concerning the lease of FHP's Hippodrome Senior Center
         in Long Beach, California (Exhibit 10.5 to Form S-1
         Registration Statement No. 33-5596).
  *10.6  Amendment to Lease between Downtowners Associates,              *
         Limited and FHP, Inc. dated July 1, 1994 concerning the
         lease of FHP's Hippodrome Senior Center in Long Beach,
         California. (Exhibit 10.6 to Form 10-K for the Fiscal
         Year Ended June 30, 1994).
  *10.7  Employment Agreement dated December 12, 1984 between            *
         FHP, Inc. and Robert Gumbiner, M.D. (Exhibit 10.8 to
         Form S-1 Registration Statement No. 33-5596).
  *10.8  Amendment to Employment Agreement dated June 15, 1988           *
         between FHP, Inc. and Robert Gumbiner, M.D. (Exhibit
         10.9 to Form 10-K Annual Report for the Fiscal Year
         Ended June 30, 1988).
  *10.9  Supplement to Employment Agreement dated June 20, 1990          *
         between FHP, Inc. and Robert Gumbiner, M.D. (Exhibit
         10.10 to Form 10-K Annual Report for the Fiscal Year
         Ended June 30, 1990).
  *10.10 Amendment to Employment Agreement dated February 1,             *
         1992 between FHP, Inc. and Robert Gumbiner, M.D.
         (Exhibit 10.11 to Form 10-K Annual Report for the
         Fiscal Year Ended June 30, 1992).
  *10.11 Employment Contract dated as of November 1, 1993,               *
         between the Registrant, FHP, Inc. and Mark B. Hacken
         (Exhibit 10.1 to Form 10-Q for the Quarter Ended
         December 31, 1993).
  *10.12 Form of Employment Agreement dated as of March 12, 1994         *
         by and between the Registrant and certain key
         executives (Exhibit 10.2 to Form 10-Q for the Quarter
         Ended March 31, 1994).
  *10.13 FHP International Corporation Executive Incentive Plan,         *
         as amended November 19, 1992. (Exhibit 10.11 to Form
         10-K for the Fiscal Year Ended June 30, 1993.)
  *10.14 FHP Money Purchase Pension Plan, as amended and                 *
         restated June 7, 1993. (Exhibit 10.12 to Form 10-K for
         the Fiscal Year Ended June 30, 1993.)
  *10.15 FHP International Corporation Employee Stock Ownership          *
         Plan, as amended and restated June 7, 1993. (Exhibit
         10.13 to Form 10-K for the Fiscal Year Ended June 30,
         1993.)
  *10.16 FHP, Inc. Deferred Compensation Plan for Executives and         *
         Physicians, dated June 28, 1991. (Exhibit 10.14 to Form
         10-K for the Fiscal Year Ended June 30, 1993.)
  *10.17 FHP International Corporation/TakeCare, Inc. Stock              *
         Option Plan (successor to the TakeCare, Inc. Amended
         and Restated 1990 Stock Option Plan and the TakeCare,
         Inc. 1993 Stock Option Plan) (Exhibit 4 to Form S-8
         Registration Statement No. 33-54313).
  *10.18 TakeCare Savings and Retirement Plan and Trust                  *
         Agreement (1992 Restatement) (Exhibit 4.1 to Form S-8
         Registration Statement No. 33-55545).
  *10.19 Amendment No. 1 to the TakeCare Savings and Retirement          *
         Plan and Trust Agreement (1992 Restatement) (Exhibit
         4.2 to Form S-8 Registration No. 33-55545).
  *10.20 Amendment No. 2 to the TakeCare Savings and Retirement          *
         Plan and Trust Agreement (Exhibit 4.3 to Form S-8
         Registration Statement No. 33-55545).

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 ------- -------------------------------------------------------   ------------
  *10.21 FHP International Corporation Employee Stock Purchase           *
         Plan (Exhibit 4.1 to Form S-8 Registration No. 33-
         56651).
  *10.22 Amended and Restated Rights Agreement evidencing rights         *
         to purchase Common Stock of Registrant (Exhibit 1 to
         Form 8-A/A filed with the Commission on April 5, 1994).
   10.23 Agreement of Settlement and General Release dated June
         15, 1995, between FHP International Corporation, FHP,
         Inc. and Mark B. Hacken.
   10.24 Settlement Agreement and General Release dated July 26,
         1995, between Ryan M. Trimble and FHP International
         Corporation.
   11.1  Computation of earnings per common share for the years ended June 30, 1995, 1994 and 1993.
   21.0  Subsidiaries of the Registrant.
   23.1  Independent Auditors' Consent.
   27.0  Financial Data Schedule.

--------
* Document has previously been filed with the Commission and is incorporated by reference and made a part hereof.

  The Registrant will furnish any of the foregoing exhibits upon the payment of a reasonable fee based upon the Registrant's expenses in furnishing such exhibit(s). Written inquiries should be addressed to FHP International Corporation, Investor Relations Department, 9900 Talbert Avenue, Fountain Valley, California 92708.