Form 10-Q
period 1995-09-30
FHP INTERNATIONAL CORP
filed 1995-11-14
CIK 793499

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________



     (Mark One)
     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1995

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


     The registrant had 40,297,157 shares of common stock, par value $0.05 per share, outstanding at November 8, 1995.




                      The Exhibit Index Appears on Page 17

                         PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements

                          FHP INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                     ASSETS

(amounts in thousands,                  September 30,        June 30,
 except share data)                         1995              1995
                                        _____________     ___________


Cash and cash equivalents               $  324,507       $  299,144
Short-term investments                     130,664          157,220
Accounts receivable                        142,875          141,840
Prepaid expenses and other
 current assets                             46,331           44,091
Deferred income taxes                       31,984           31,984

                                        __________       __________

 Total current assets                      676,361          674,279

Property and equipment, net                227,674          229,765
Assets held for sale (Note 5)              136,001          138,164
Long-term investments                       70,585           71,492
Restricted investments                     102,227          105,482
Goodwill and other intangibles,
 net                                     1,051,418        1,059,507
Other assets, net                           37,227           37,127
                                        __________       __________

 Total assets                           $2,301,493       $2,315,816
                                        ==========       ==========


__________
See accompanying notes to consolidated financial statements.

                          FHP INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

(amounts in thousands,                    September 30,        June 30,
 except share data)                           1995              1995
                                          _____________      __________
Current portion of long-term
 obligations                              $   30,094         $  30,168
Accounts payable                              67,613            64,762
Medical claims payable                       342,913           341,222
Accrued salaries and employee
 benefits                                     65,381            77,716
Unearned premiums                            198,227           207,961
Restructuring reserve (Note 5)                13,347            15,038
Income taxes payable and other
 current liabilities                          25,121            15,791
                                         ____________        __________

 Total current liabilities                   742,696           752,658

Long-term obligations                        320,340           337,817
Other liabilities                             89,601            85,200
                                         ____________        __________

 Total liabilities                         1,152,637         1,175,675
                                         ____________        __________
Commitments and contingencies
  (Note 4)

Stockholders' equity:

 Series A Convertible and Series B
  Preferred Stock, $0.05 par value;
  40,000,000 shares authorized (Note 3)        1,056             1,056
 Common Stock, $0.05 par value;
  100,000,000 shares authorized;
  issued and outstanding 40,291,605
  and 40,220,941 shares at September 30,
  1995 and June 30, 1995, respectively         2,015             2,011
 Paid-in capital                             929,165           927,882
 Unrealized holding gains (losses) on
  available-for-sale investments, net of
  tax effect of $1,236 at
  September 30, 1995 and $1,232 at
  June 30, 1995                               (1,338)           (1,446)

 Retained earnings                           217,958           210,638
                                         ____________       ___________

 Total stockholders' equity                1,148,856         1,140,141
                                         ____________       ___________
 Total liabilities and
   stockholders' equity                   $2,301,493        $2,315,816
                                         ============       ===========
__________
See accompanying notes to consolidated financial statements.
                          FHP INTERNATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                       For The
(amounts in thousands,                           Three Months Ended
 except per share data)                             September 30,

                                              1995               1994
                                          ___________         _________

Revenues                                  $1,004,633          $954,340
                                          ___________         _________

Expenses:
 Primary health care                         818,971           763,008
 Other health care                            30,845            26,023
 General, administrative and
   marketing                                 125,126           128,073
 Provision for restructuring                   5,759
                                          ___________         _________

Total expenses                               980,701           917,104
                                          ___________         _________

Operating income                              23,932            37,236

Interest income                                9,136             7,271
Interest expense                              (6,424)           (6,136)
                                          ___________         ________

Income before income taxes                    26,644            38,371
Provision for income taxes                    12,717            17,651
                                          ___________         _________

Net income                                    13,927            20,720
Preferred Stock dividends                      6,607             5,505
                                          ___________         _________
Net income attributable to
 Common Stock                               $  7,320          $ 15,215
                                          ===========         =========

Primary earnings per share
 attributable to Common Stock (Note 2)       $  0.18          $   0.37
                                          ===========         =========

Weighted average number of common
 shares and common share equivalents          41,016            40,852
                                          ===========         =========

Fully diluted earnings per share
 (Note 2)                                      ---            $   0.36
                                          ===========         =========
Fully diluted weighted average number
 of common shares and common share
 equivalents                                   ---              58,196
                                          ===========         =========
__________
See accompanying notes to consolidated financial statements.
                          FHP INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                       For The
                                                Three Months Ended
(amounts in thousands)                              September 30,

                                               1995              1994
                                            _________          ________
Operating Activities

  Net income                                 $13,927           $20,720
  Adjustments to reconcile
   net income to net cash
   provided by operating activities:
   Provision for restructuring                 5,759
   Depreciation and amortization              18,372            20,090
   Increase in allowance for
     doubtful accounts                           739             1,002
   Loss on disposal of equipment                  68               893
   Deferred income taxes                                          (939)
   Effect on cash of changes
      in operating assets and
      liabilities:
       Accounts receivable                    (1,774)              (77)
       Prepaid expenses and other
        current assets                        (2,240)            4,135
       Other assets                             (161)           (2,106)
       Accounts payable                        2,851           (18,421)
       Medical claims payable                  1,691            21,087
       Accrued salaries and
        employee benefits                    (12,335)           (4,357)
       Deferred premiums                      (9,734)          137,251
       Other liabilities                      10,745             2,744
                                            _________          ________
 Net cash provided by operating
   activities                                 27,908           182,022
                                            _________          ________
Investing Activities

 Purchases of available-for-sale
  investments                                (47,272)          (57,983)
 Proceeds from sales/maturities
  of available-for-sale investments           78,419            75,527
 Loss on sale of available-for-sale
  investments                                    161               249
 Gain on sale of available-for-sale
  investments                                   (486)              (74)
 Purchases of property and
  equipment                                  (13,245)          (14,849)
 Proceeds from sales of assets held
  for sale                                       236
                                            _________          ________
 Net cash provided by investing
  activities                                  17,813             2,870
                                            _________          ________

                          FHP INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS(continued)
                                   (unaudited)



                                                        For The
                                                  Three Months Ended
(amounts in thousands)                               September 30,


                                              1995               1994
                                            _________         _________

Financing Activities

 Payments on long-term
  obligations                                (15,048)              (37)
 Exercise of stock options                     1,287             2,828
 Cash dividends paid to preferred
  shareholders                                (6,597)           (6,304)

                                            _________         _________
 Net cash (used in) provided by
  financing activities                       (20,358)           (3,513)
                                            _________         _________

Increase in cash and
 cash equivalents                             25,363           181,379
Cash and cash equivalents at
 beginning of period                         299,144            60,571
                                            _________         _________

Cash and cash equivalents at end
 of period                                  $324,507          $241,950
                                            =========         =========


Supplemental cash flow information:
 Interest payments (net of portion
  capitalized)                              $   5,123         $  6,122
 Income tax payments (net of
  refunds)                                  $   9,677         $     38


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

     Interim periods are viewed as an integral part of the annual period of the Company. Accordingly, the results for the interim periods reported are based on the accounting principles and practices followed by the Company as presented in its Annual Report on Form 10-K for the year ended June 30, 1995. In the opinion of management, all adjustments necessary to fairly present the financial position and the results of operations for the three months ended September 30, 1995 and 1994 are included in these consolidated financial statements.


NOTE 2.  Earnings Per Share

     Primary earnings per share attributable to Common Stock for the three months ended September 30, 1995 and 1994 are computed by dividing net income after Preferred Stock dividends by the weighted average number of common shares and dilutive common stock options (using average market price), which are considered common share equivalents, outstanding during the periods.

     Fully diluted earnings per share for the three months ended
September 30, 1994 assume the conversion of the Series A Cumulative Convertible Preferred Stock, the elimination of the related Preferred Stock dividend requirement and market price as of the end of the quarter for dilutive common stock options.

NOTE 3.  Preferred Stock

     The issued and outstanding, and aggregate liquidation preference of the Company's two series of preferred stock are as follows:


                          September 30, 1995          June 30, 1995
                       ----------------------- -----------------------

                                     Series B                Series B
                         Series A   Adjustable   Series A   Adjustable
                        Cumulative     Rate     Cumulative     Rate
                        Convertible Cumulative Convertible  Cumulative
                        ----------- ---------- ------------ ----------

Issued and outstanding  21,040,307     79,218   21,040,307     79,218

Aggregate liquidation
preference            $526,031,000 $2,003,000 $526,027,000 $1,999,000



NOTE 4.  Commitments and Contingencies

     During the ordinary course of business, the Company and its subsidiaries have become a party to pending and threatened legal actions and proceedings, a significant number of which involve alleged claims of medical malpractice. Management is of the opinion, taking into account its insurance coverage and reserves that have been established, that the outcome of the currently known legal actions and proceedings will not, singly or in the aggregate, have a material effect on the consolidated financial position or results of operations or cash flows of the Company and its subsidiaries.

NOTE 5.  Restructuring Charge

     In June, 1995, the Company's Board of Directors approved a restructuring plan involving the discontinuance of services and programs that do not meet the Company's strategic and economic return objectives, a reduction in workforce, and the creation of a physician practice management company ("PPMC"), which will be operated as a subsidiary of the Company. The PPMC will encompass all of FHP's Company-operated medical facilities in California, Utah, Arizona, New Mexico, and Nevada. In addition, the Board of Directors decided to sell the Company's two acute care hospitals and other nonproductive real estate. The formation of the PPMC, anticipated for January 1, 1996, will entail added operating costs during the first six months of fiscal 1996. These costs include duplicate employees during the transition period, separation expenses for displaced employees, and the cost of developing new computer systems to handle fee for service business and other HMO and preferred provider organization customers.

     During three months ended September 30, 1995, the Company recorded a pretax restructuring charge of $5.8 million ($3.6 million, net of tax) in the accompanying Consolidated Statements of Income. Included in this charge are the expected costs of employee separations ($2.4 million), and certain other costs associated with the Company's restructuring of its operations ($3.4 million). Affected employees were notified prior to September 30, 1995. Assets identified as those to be sold as part of the restructuring have been reclassified as assets held for sale in the accompanying Consolidated Balance Sheets as of September 30, 1995, and June 30, 1995 and are expected to be disposed of by the end of fiscal year 1996. A mortgage of approximately $2.4 million relating to the Company's Fountain Valley, California, medical center was reclassified to assets held for sale in the Company's September 30, 1995, balance sheet.

     The restructuring charge is based on the Company's estimate and will continue to be refined until the restructuring plan is complete.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Business Restructuring

     In June, 1995, FHP International Corporation ("FHP" or the "Company") announced an internal restructuring (the "Restructuring Plan") of its operations. The Restructuring Plan was formulated in response to the intensely competitive environment in the HMO industry and continued declining membership in its Company-operated medical facilities. The Restructuring Plan consists of the sale of the Company s owned and operated hospitals, certain nonproductive real estate and other assets; a reduction in the Company s work force; and the creation of three distinct business segments: 1) a physician practice management company ("PPMC"); 2) the contract model health maintenance organization ("HMO"); and 3) the Company s group life, health and accident and workers compensation insurance and related products (collectively, the "Insurance Group").

     The Restructuring Plan includes the sale of the Company's two acute care hospitals located in Fountain Valley, California and Salt Lake City, Utah (with a combined total of 356 licensed beds), disposal of two sub-acute facilities and certain other nonproductive real estate and other assets and discontinuance of the Company's consulting product line. Net proceeds available from the sale of assets will be used to reduce indebtedness and for other corporate purposes. The restructuring plan also includes a reduction of the Company's work force. The Company reduced its work force by approximately 250 employees in the three month period ended September 30, 1995. This reduction was in addition to a reduction of approximately 500 employees in June, 1995. Further reductions in the work force may take place in the second quarter, and possibly in the second half of fiscal year 1996. Costs associated with the reduction in work force in the first quarter of fiscal year 1996, together with administrative facility closure costs, resulted in a pretax charge against earnings of approximately $5.8 million.

     The Restructuring Plan includes the creation of the PPMC, as a new subsidiary of the Company and the transfer or lease of the Company s medical centers and related assets (located in California, Arizona, Utah, Nevada, and New Mexico) to the PPMC. Approximately 6,600 of the Company s employees, including health care professionals, will become employees of the PPMC or of several newly created professional corporations (the "PCs"). The PCs will enter into long-term practice management agreements with the PPMC, thereby enabling the PCs and PPMC to do business with other payors and HMOs, as well as with the Company s HMO. The PCs and PPMC are expected to be operational by January 1, 1996, subject to obtaining all necessary regulatory approvals.

     The HMO will contract with the PCs to provide health care services for approximately 20% of the Company s HMO members who are already receiving health care in the Company s medical centers. The contractual arrangements between the Company's HMO and the PCs will be financially similar to existing contracts between the HMO and other contract health care providers.

           Three Months Ended September 30, 1995, Compared to the
                   Three Months Ended September 30, 1994


Revenue and Membership

     The Company generates substantially all of its revenue from premiums received for health care services provided to the HMO members of its wholly-owned subsidiaries. Revenue for the three month period ended September 30, 1995, totaled $1,004.6 million, increasing 5.3% over revenue of $954.3 million for the same period in the previous fiscal year. Total HMO membership grew 4.5% to approximately 1,800,000 at September 30, 1995, from approximately 1,723,000 at September 30, 1994. During fiscal year 1995, the Company experienced slower membership growth than in prior years, due primarily to intense competition in all its key markets. This trend of slow growth continued into the first quarter and is expected to continue into the balance of fiscal year 1996.

     From September 30, 1994, to September 30, 1995, total commercial membership increased by 49,000 or 3.6% from approximately 1,368,000 to approximately 1,417,000. The Company generates approximately half of its HMO revenue from sales to the commercial market. The Company's ability to increase its commercial membership and commercial premium rates during the last two fiscal years and the first quarter of fiscal year 1996 was adversely impacted by intense competition in all the Company's major markets, particularly in California. In addition, certain large employer groups and other purchasers of health care services continue to demand minimal increases or reductions in premium rates. Downward pressure on premium rates is expected to continue in fiscal year 1996 in all of the Company"s major service areas. A substantial portion of the Company's HMO commercial premium rate increases becomes effective in January of each year.

     Senior membership grew by 28,000 or 7.9% to approximately 383,000 at September 30, 1995, from approximately 355,000 at September 30, 1994. Almost all of the Company s senior HMO revenue is generated from premiums paid to the Company by the Health Care Financing Administration ("HCFA"). The Company receives senior premium rate increases from HCFA on January 1 of each year. For calendar year 1995, the Company received an average 5.8% rate increase. Revenue per senior member is substantially higher than revenue per commercial plan member because senior members use substantially more health care services. In September of each year, HCFA announces the annual Medicare rate increases that will become effective on January 1 of the subsequent year. These rate increases vary geographically and become the basis for determining the amounts that HCFA will pay to the Company. Based upon the September, 1995, announcement, the Company originally estimated that it would receive an average 3.5% senior premium rate increase on January 1, 1996. HCFA subsequently announced that it had reexamined certain geographic increases. Accordingly, the Company has revised its January 1, rate increase expectation from 3.5% to 5.1%.

Cost of Health Care

     Health care costs increased 7.7% to $849.8 million for the three months ended September 30, 1995, from $789.0 million for the three months ended September 30, 1994, due to operational growth and cost increases. Health care costs increased as a percentage of revenue by
1.9 percentage points, to 84.6% from 82.7% for the same three month period in the prior fiscal year. The increase as a percent of revenue resulted primarily from declining commercial premiums and higher hospital and physician costs in California, as well as higher pharmacy costs in California and Utah.

     The Company continues to experience declining membership in and, therefore, declining utilization in certain staff model medical centers in Los Angeles and Orange Counties in southern California. The decline has been greater among commercial members than senior members, and management believes that this has been caused primarily by increased competition, the economic recession and substantial employment reductions in several industry sectors.

General, Administrative and Marketing Costs

     General, administrative and marketing ("G & A") expenses decreased by $3.0 million or 2.3% to $125.1 million for the three month period ended September 30, 1995, from $128.1 million for the three month period ended September 30, 1994. The decrease is the result of cost savings from workforce reductions and other cost controls. G & A expenses for the three month period ended September 30, 1995, decreased as a percentage of revenue to 12.5% from 13.4% for the same period in the prior fiscal year.

Interest Income

     Net interest income was $2.7 million for the three month period ended September 30, 1995, as compared to $1.1 million for the three month period ended September 30, 1994. Net interest income increased year-over-year primarily because of higher interest rates on the Company's cash equivalents and investments.

Liquidity and Capital Resources

     The Company's consolidated cash, cash equivalents, and short-term investments decreased by $1.2 million to $455.2 million at September 30, 1995, from $456.4 million at June 30, 1995. The total at September 30, 1995, includes the early receipt of approximately $150 million of premiums from HCFA due on October 1, 1995, for medical services to be provided to senior members in October, 1995. (The Company's June 30, 1995, cash was similarly impacted). Other major sources of cash during the three month period ended September 30, 1995, included cash generated from operations of $27.9 million. Uses of cash during the three month period ended September 30, 1995, included $13.2 million for capital expenditures, $6.6 million for Preferred Stock dividends, and $15.0 million net reductions in borrowings.

     In order to fund a major portion of the cash required for the TakeCare, Inc. acquisition in June, 1994, the Company entered into a $350 million Credit Agreement in March, 1994. The Credit Agreement as amended provides for a $200 million Revolving Credit Loan and a $150 million Term Loan. The Term Loan and Revolving Credit Loan carry interest rates currently ranging from 6.1% to 6.7% based on LIBOR rate borrowings. The Term Loan is repayable at the rate of $15 million every six months. The first repayment was made on September 29, 1995. The final payment is due March 31, 2000. The Credit Agreement contains financial and other covenants, including limitations on indebtedness, liens, dividends, sale and lease-back transactions, and certain other transactions.

     The Company's ability to make a payment on, or repayment of, its obligations under the Notes, the Credit Agreement, and dividends on its Preferred Stock is significantly dependent upon the receipt of funds by the Company from the Company's direct and indirect subsidiaries. These subsidiary payments represent: (a) fees for management services rendered by the Company to the subsidiaries; and (b) cash dividends by the subsidiaries to the Company. Nearly all of the subsidiaries are subject to HMO regulations or insurance regulations (the "Regulated Subsidiaries"). Each of the Regulated Subsidiaries must meet or exceed various fiscal standards imposed by HMO regulations or insurance regulations. These fiscal standards may, from time to time, impact the amount of funds paid by one or more of the Regulated Subsidiaries to the Company.


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

Effects of Regulatory Changes and Inflation

   The Company has been informed by HCFA that effective January 1, 1996, it will receive an annual average premium rate increase of approximately 5.1% for its Senior Plan members. Over calendar years 1994 and 1995, annual average Senior Plan premium increases granted by HCFA were approximately 2.0% and 5.8%, respectively. Periodically, the Company evaluates the effects of HCFA premium adjustments on its liquidity and capital resources, and incorporates the actual and anticipated impact of such adjustments into its planning process.

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

                         PART II - OTHER INFORMATION



Item 1. Legal Proceedings.

        Information relating to certain litigation as set forth in
Note 4 of Notes to Consolidated Financial Statements in Part I of this report is incorporated herein by this reference.

Item 2. Changes in Securities.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

   (a)  Exhibits.  See Index to Exhibits at page 17 of this report.

   (b)  None filed during the first quarter of fiscal 1996.

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  FHP INTERNATIONAL CORPORATION


Dated:   November 13, 1995       By: /s/ Kenneth S. Ord
                                 Senior Vice President and
                                 Chief (Principal) Financial Officer

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