Form 10-Q
period 1995-12-31
FHP INTERNATIONAL CORP
filed 1996-02-13
CIK 793499

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                         _______________________

     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1995

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


      The registrant had 40,476,738 shares of common stock, par value $0.05 per share, outstanding at February 7, 1996.



                 The Exhibit Index Appears on Page 17

                      PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements

                      FHP INTERNATIONAL CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                               (unaudited)

                                  ASSETS

(amounts in thousands,                     December 31,        June 30,
 except share data)                            1995             1995
                                          _____________     ___________


Cash and cash equivalents                  $  351,283       $  299,144
Short-term investments                        144,993          157,220
Accounts receivable                           149,499          141,840
Prepaid expenses and other
 current assets                               127,307           44,091
Deferred income taxes                          31,984           31,984
                                          ___________       ___________

 Total current assets                         805,066          674,279

Property and equipment, net                   233,248          229,765
Assets held for sale (Note 5)                  78,804          138,164
Long-term investments                          54,137           71,492
Restricted investments                         97,528          105,482
Goodwill and other intangibles,
 net                                        1,043,601        1,059,507
Other assets, net                              37,806           37,127
                                          ___________       ___________


Total assets                               $2,350,190       $2,315,816
                                          ===========       ===========
__________

See accompanying notes to consolidated financial statements.

                      FHP INTERNATIONAL CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                               (unaudited)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

(amounts in thousands,                     December 31,        June 30,
 except share data)                           1995               1995
                                          _____________     ___________
Current portion of long-term
 obligations                               $   30,095        $  30,168
Accounts payable                               66,449           64,762
Medical claims payable                        370,197          341,222
Accrued salaries and employee
 benefits                                      78,624           77,716
Unearned premiums                             209,661          207,961
Restructuring reserve (Note 5)                 11,323           15,038
Income taxes payable and other
 current liabilities                           42,120           15,791
                                          ____________      ___________
 Total current liabilities                    808,469          752,658

Long-term obligations                         290,299          337,817
Other liabilities                              93,096           85,200
                                          ____________      ___________
 Total liabilities                          1,191,864        1,175,675
                                          ____________      ___________
Commitments and contingencies
  (Note 4)

Stockholders' equity:

 Series A Convertible and Series B
   Preferred Stock, $0.05 par value;
   40,000,000 shares authorized (Note 3)        1,052            1,056
 Common Stock, $0.05 par value;
   100,000,000 shares authorized;
   issued and outstanding 40,415,849
   and 40,220,941 shares at December 31,
   1995 and June 30, 1995, respectively         2,021            2,011
 Paid-in capital                              929,693          927,882
 Unrealized holding gains (losses) on
   available-for-sale investments, net of
   tax effect of $(266) at
   December 31, 1995 and $1,232 at
   June 30, 1995                                  289           (1,446)

 Retained earnings                            225,271          210,638
                                          ____________     ____________
 Total stockholders' equity                 1,158,326        1,140,141
                                          ____________     ____________
 Total liabilities and
    stockholders' equity                   $2,350,190       $2,315,816
                                          ============     ============
__________

See accompanying notes to consolidated financial statements.


                      FHP INTERNATIONAL CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
                               (unaudited)


                                                   For The
(amounts in thousands,                       Three Months Ended
 except per share data)                          December 31,

                                              1995             1994
                                          ___________      ___________

Revenues                                 $1,015,746        $  954,407
                                          ___________      ___________
Expenses:
 Primary health care                        831,071           759,987
 Other health care                           29,865            29,681
 General, administrative and
    marketing                               127,751           126,079
 Provision for restructuring                  3,900
                                          ___________      ___________

Total expenses                              992,587           915,747
                                          ___________       ___________

Operating income                             23,159            38,660

Interest income                               9,163             7,263
Interest expense                             (5,963)           (6,429)
                                          ___________      ___________

Income before income taxes                   26,359            39,494
Provision for income taxes                   12,438            18,167
                                          ___________       ___________

Net income                                   13,921            21,327
Preferred Stock dividends                     6,608             6,630
                                          ___________       ___________
Net income attributable to
 Common Stock                              $  7,313          $ 14,697
                                          ===========      ===========
Primary earnings per share
 attributable to Common Stock (Note 2)     $   0.18          $   0.36
                                          ===========      ===========
Weighted average number of common
 shares and common share equivalents         41,289            41,234
                                          ===========      ===========

__________

See accompanying notes to consolidated financial statements.

                      FHP INTERNATIONAL CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
                               (unaudited)


                                                  For The
(amounts in thousands,                        Six Months Ended
 except per share data)                         December 31,

                                              1995           1994
                                         ___________        ___________

Revenues                                 $2,020,379        $1,908,747
                                         ___________        ___________
Expenses:
 Primary health care                      1,650,042         1,522,995
 Other health care                           60,710            55,704
 General, administrative and
    marketing                               252,877           254,152
 Provision for restructuring                  9,659
                                         ___________        ___________

Total expenses                            1,973,288         1,832,851
                                         ___________        ___________

Operating income                             47,091            75,896

Interest income                              18,299            14,535
Interest expense                            (12,387)          (12,566)
                                         ___________        ___________

Income before income taxes                   53,003            77,865
Provision for income taxes                   25,155            35,818
                                         ___________        ___________

Net income                                   27,848            42,047
Preferred Stock dividends                    13,215            12,135
                                         ___________        ___________
Net income attributable to
 Common Stock                            $   14,633        $   29,912
                                         ===========        ===========
Primary earnings per share
 attributable to Common Stock (Note 2)   $     0.36        $     0.73
                                         ===========        ===========
Weighted average number of common
 shares and common share equivalents         41,146            41,044
                                         ===========        ===========
Fully diluted earnings per share
 (Note 2)                                       -          $     0.72
                                         ===========        ===========
Fully diluted weighted average number
 of common shares and common share
 equivalents                                    -              58,005
                                         ===========        ===========

__________

See accompanying notes to consolidated financial statements.

                      FHP INTERNATIONAL CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited)


                                                  For The
                                                Six Months Ended
(amounts in thousands)                          December 31,

                                             1995             1994
                                         ___________       ___________

Operating Activities

 Net income                                 $27,848           $ 42,047
 Adjustments to reconcile
   net income to net cash
   provided by operating activities:
    Provision for restructuring               9,659
    Depreciation and amortization            36,714             41,048
    Increase in allowance for doubtful
      accounts                                1,782              2,589
    Loss on disposal of equipment                48              1,648
    Deferred income taxes                                         (522)
    Effect on cash of changes
      in operating assets and
      liabilities:
      Accounts receivable                    (9,441)           (25,895)
      Prepaid expenses and other
        current assets                        3,784             (6,854)
      Other assets                           (2,621)              (476)
      Accounts payable                        1,687                279
      Medical claims payable                 28,975             31,596
      Accrued salaries and
        employee benefits                       908              1,807
      Deferred premiums                       1,700            145,933
      Other liabilities                      (5,668)           (38,728)
                                         ___________        ___________
 Net cash provided by operating
    activities                               95,375            194,472
                                         ___________        ___________
Investing Activities

 Purchases of available-for-sale
   investments                             (112,706)          (236,197)
 Proceeds from sales/maturities
   of available-for-sale investments        154,216            247,984
 Loss on sale of
   available-for-sale investments               258                476
 Gain on sale of
   available-for-sale investments              (999)             (200)
 Purchases of property and
   equipment                                (28,747)           (26,745)
 Proceeds from sales of assets held for sale  1,228
                                         ___________        ___________
 Net cash provided by (used in) investing
   activities                                13,250            (14,682)
                                         ___________        ___________


                      FHP INTERNATIONAL CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS(continued)
                               (unaudited)


                                                   For The
                                                Six Months Ended
(amounts in thousands)                           December 31,

                                              1995            1994
                                         ___________        ___________
Financing Activities

 Payments on long-term
   obligations                              (45,088)               (75)
 Exercise of stock options                    3,797              4,577
 Cash dividends paid to preferred
   shareholders                             (13,215)           (12,952)
 Redemption of Series B Preferred
   Stock                                     (1,980)
                                          ___________       ___________
Net cash used in
 financing activities                       (56,486)            (8,450)
                                          ___________       ___________

Increase in cash and
 cash equivalents                            52,139            171,340
Cash and cash equivalents at
 beginning of period                        299,144             60,571
                                          ___________       ___________

Cash and cash equivalents at end
 of period                                 $351,283           $231,911
                                          ===========       ===========
Supplemental cash flow information:
 Interest payments                         $ 10,603           $ 11,191
 Income tax payments (net of
   refunds)                                $ 27,072           $ 43,240



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

      Interim periods are viewed as an integral part of the annual period of the Company. Accordingly, the results for the interim periods reported are based on the accounting principles and practices followed by the Company as presented in its Annual Report on Form 10-K for the year ended June 30, 1995. In the opinion of management, all adjustments necessary to fairly present the financial position and the results of operations for the six months ended December 31, 1995 and 1994 are included in these consolidated financial statements.

NOTE 2.  Earnings Per Share

      Primary earnings per share attributable to Common Stock for the six months ended December 31, 1995 and 1994 are computed by dividing net income after Preferred Stock dividends by the weighted average number of common shares and dilutive common stock options (using average market price), which are considered common share equivalents, outstanding during the periods.

      Fully diluted earnings per share for the six months ended December 31, 1994 assume the conversion of the Series A Cumulative Convertible Preferred Stock, the elimination of the related Preferred Stock dividend requirement and market price as of the end of the quarter for dilutive common stock options.

NOTE 3.  Preferred Stock

      The issued and outstanding, and aggregate liquidation preference of the Company's two series of preferred stock are as follows:


                      December 31, 1995            June 30, 1995
                     -------------------- ----------------------------

                                                            Series B
                         Series A             Series A      Adjustable
                        Cumulative            Cumulative      Rate
                        Convertible           Convertible   Cumulative
                       -------------          --------------------------

Issued and outstanding    21,040,307            21,040,307      79,218

Aggregate liquidation
preference              $526,032,000          $526,027,000  $1,999,000

      The Company redeemed all of its outstanding Series B Preferred Stock at Stated Value in December 1995.


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

NOTE 5.  Restructuring Charge

      In June, 1995, the Company's Board of Directors approved a restructuring plan involving the discontinuance of services and programs that do not meet the Company's strategic and economic return objectives, a reduction in workforce, and the creation of a subsidiary physician practice management company, Talbert Medical Management Corporation ("TMMC"). TMMC became operational January 1, 1996.

      The Board of Directors also decided to sell the Company's Fountain Valley, California hospital campus and its Salt Lake City, Utah hospital campus and other nonproductive real estate. The Company has sold its Fountain Valley, California hospital campus for gross proceeds of $87 million. The gross proceeds were deposited in escrow and will be released to the Company upon the purchaser obtaining certain operating licenses, which are expected to be obtained before the end of the current fiscal year. The receivable created by this escrow has been included in prepaid expenses and other current assets in the Consolidated Balance Sheet, as of December 31, 1995.

     During six months ended December 31, 1995, the Company recorded a pretax restructuring charge of approximately $9.7 million ($6.0 million, net of tax) in the accompanying Consolidated Statements of Income. Included in this charge are the costs of employee separations (approximately $4.7 million), and certain other costs associated with the Company's restructuring of its operations (approximately $5.0 million). Affected employees were notified prior to December 31,
1995.   Assets  identified  as  those  to  be  sold  as  part  of  the restructuring have been reclassified as assets held for sale in the accompanying Consolidated Balance Sheets as of December 31, 1995, and June 30, 1995, and are expected to be disposed of by the end of fiscal year 1996.




           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS



Business Restructuring

      In June, 1995, FHP International Corporation ("FHP" or the "Company") announced an internal restructuring (the "Restructuring Plan") of its operations. The Restructuring Plan was formulated in response to the intensely competitive environment in the HMO industry and continued declining membership in its Company operated medical facilities. The Restructuring Plan consists of the sale or other disposition of the Company's owned and operated hospitals and other in-patient facilities; certain nonproductive real estate and other assets; a reduction in the Company's work force; and the creation of three distinct business segments: 1) a physician practice management company, Talbert Medical Management Corporation ("TMMC"); 2) the
contract model health maintenance organization ("HMO"); and 3) the Company's group life, health and accident and workers' compensation insurance and related products (collectively, the "Insurance Group"). Costs associated with restructuring, including administrative facility closure costs and employee separation costs, resulted in pretax charges against earnings of approximately $75.1 million in the fourth quarter of fiscal year 1995, and $5.8 million and $3.9 million in the
first  and second  quarters  of  fiscal  year 1996, respectively.   Net
proceeds available from the sales of assets will be used for various corporate purposes including the reduction of indebtedness.

      The Company has made the following progress with regard to the Restructuring Plan:

     *    Disposition of Assets

          The Company has sold its Fountain Valley, California, hospital campus for gross proceeds of $87 million. Proceeds will be released from escrow upon the purchaser obtaining certain operating licenses, which are expected to be obtained before the end of fiscal year 1996. The transaction was recorded in the second quarter of fiscal year 1996 and had no material affect on operating results for the second quarter. The campus includes primary and specialty care medical clinics and other buildings. The transaction included the lease of the primary and specialty care clinics by TMMC. In January, 1996, the Company signed a non-binding letter of intent for the sale of the Company's acute care hospital and surrounding campus located in Salt Lake City, Utah. Also, the Company has reached agreements to transfer the operations of its two other in-patient facilities to other operators during the second half of fiscal year 1996. The Company expects to complete sales of other assets and certain vacant land by the end of fiscal year 1996.

     *    Work Force Reductions

          The Company reduced its work force by approximately 250 employees in the three month period ended December 31, 1995. This reduction was in addition to reductions of approximately 750 employees between June and September, 1995. In addition, the approximately 700 employees of the Company's Fountain Valley hospital became employees of the Purchaser effective with the transaction.

     *    TMMC

          The Restructuring Plan included the creation of TMMC, operational January 1, 1996, as a new subsidiary of the Company, together with the creation of several new professional corporations (the "PCs"). Approximately 4,100 of the Company's employees, including health care professionals, became employees of TMMC or of the PCs on January 1, 1996. At the same time: 1) TMMC leased or subleased all of the Company's medical centers and related assets located in California, Arizona, Utah and Nevada; and 2) the Company's HMO contracted with the PCs to provide health care services to approximately
          20% of the Company's HMO members who were already receiving health care in the medical centers. The contractual arrangements between the Company's HMO and the PCs are financially similar to existing contracts between the HMO and other contract health care providers. Also, the PCs entered into long-term practice management agreements with TMMC, thereby enabling the PCs and TMMC to do business with other payors and HMOs, as well as with the Company's HMO. These third party arrangements will allow TMMC to utilize excess capacity in the medical centers.


                 Three Months Ended December 31, 1995
         Compared to the Three Months Ended December 31, 1994

Revenue and Membership

      The Company generates substantially all of its revenue from premiums received for health care services provided to the HMO members of its wholly-owned subsidiaries. Total revenue for the three-month period ended December 31, 1995, was $1,016 million increasing 6.5% over revenue of $954 million for the same period in the previous year. The Company's commercial and senior enrollment each generate approximately half of the Company's HMO revenue. The Company's ability to increase its commercial HMO premium rates during the last two fiscal years and the first two fiscal quarters of fiscal year 1996 were adversely impacted by intense competition in all the Company's major markets, particularly in California. In addition, certain large employer groups and other purchasers of health care services continue to demand minimal increases or reductions in premium rates. Downward pressure on premium rates is expected to continue in fiscal year 1996 in all of the Company's major service areas. A substantial portion of the Company's HMO commercial premium rate increases becomes effective in January of each year.

       Total HMO membership grew 5.1% to approximately 1,825,000 at December 31, 1995, from approximately 1,737,000 at December 31, 1994. During fiscal year 1995, the Company experienced slower membership growth than in prior years, due primarily to intense competition in all its key markets. The membership growth rate of 5.1% shows an improvement over the Company's membership growth rate of 3.9% for the prior fiscal year; however, growth is slower than the Company experienced in earlier years, and is slower than the HMO industry in general.

      From December 31, 1994, to December 31, 1995, total commercial membership increased by 64,000 or 4.7% from approximately 1,375,000 to approximately 1,439,000. The Company's ability to increase its commercial membership during the last two fiscal years and the first and second quarters of fiscal year 1996 has been adversely impacted by intense competition in all the Company's major markets, particularly in California.

     Senior membership grew by 24,000 or 6.6% to approximately 386,000 at December 31, 1995, from approximately 362,000 at December 31, 1994. Almost all of the Company's senior HMO revenue is generated from premiums paid to the Company by the Health Care Financing Administration ("HCFA"). Revenue per senior member is substantially higher than revenue per commercial member because senior members use substantially more health care services. In September of each year, HCFA announces the annual Medicare rate increases that will become effective on January 1 of the subsequent year. These rate increases vary geographically and become the basis for determining the amounts that HCFA will pay to the Company. For calendar year 1995, the Company received an average 5.8% rate increase. For calendar year 1996, the Company will receive an average 5.1% rate increase.

Cost of Health Care

      Health care costs increased 9.0% to $861 million for the three months ended December 31, 1995, from $790 million for the three months ended December 31, 1994, due to operational growth and cost increases. Health care costs increased as a percentage of revenue by 2.1 percentage points, to 84.8% from 82.7% for the same three month period in the prior fiscal year. The increase as a percent of revenue resulted primarily from lower commercial premium rates and higher health care costs in almost all states in which the Company operates.

General, Administrative and Marketing Costs

       General, administrative and marketing ("G & A") expenses increased by $2 million or 1.3% to $128 million for the three month period ended December 31, 1995, from $126 million for the three month period ended December 31, 1994. The small increase is the result of higher sales and marketing costs, offset by cost savings from workforce reductions and other cost controls. Further reductions in the Company's work force may take place in the second half of fiscal year 1996. G & A expenses for the three month period ended December 31, 1995, decreased as a percentage of revenue to 12.6% from 13.2% for the same period in the prior fiscal year.

Interest Income

      Net interest income was $3 million for the three month period ended December 31, 1995, as compared to $1 million for the three month period ended December 31, 1994. Net interest income increased year-over-year primarily because of growth in the Company's investment portfolio and lower debt.


                  Six Months Ended December 31, 1995
           Compared to the Six Months Ended December 31, 1994

Revenue and Membership

     Revenue for the six month period ended December 31, 1995, totaled $2,020 million, increasing 5.8% over revenue of $1,909 million for the same period in the previous fiscal year. Membership and revenue growth have both been constrained by intense competition in all the Company's major markets and by downward pressure on commercial premium rate increases

Cost of Health Care

      Health care costs increased 8.4% to $1,711 million for the six-month period ended December 31, 1995, from $1,579 million for the comparable six-month period ended December 31, 1994. Health care costs during the six-month period ended December 31, 1995, increased to 84.7% of total revenue from 82.7% of total revenue for the same period last year. Cost of health care has been increasing relative to revenues as competitive pressures have slowed the growth of the Company's revenues; also, the Company has been experiencing higher health care costs in almost all its major markets.

General, Administrative and Marketing Costs

      G & A expenses decreased 0.5% to $253 million for the six-month period ended December 31, 1995, from $254 million for the same period in the previous year, primarily due to cost reductions resulting from the Company's Restructuring Plan. G & A expenses were 12.5% of total revenue for the six-month period ended December 31, 1995, versus 13.3% of total revenue for the comparable period in the previous year.

Interest Income

     Net interest income was $6 million for the six-month period ended December 31, 1995, compared to $2 million for the same period in the previous fiscal year. Net interest income increased $4 million year-over-year primarily as the result of growth in the Company's investment portfolio and lower debt.

Liquidity and Capital Resources

      The Company's consolidated cash, cash equivalents and short-term investments increased by $40 million to $496 million at December 31,
1995, from $456 million at June 30, 1995. The total reflects the receipt in December, 1995, of approximately $167 million of premiums from HCFA due on January 1, 1996, for medical services to be provided to senior members in January, 1996. (The Company's June 30, 1995 cash balances were similarly affected.) Other major sources of cash during the six month period ended December 31, 1995, included cash generated from operations (net of the early receipt of HCFA premiums) of $80 million, and net transfers of $7 million from long-term and restricted investments. Major uses of cash during the period included $29 million for capital expenditures, $13 million for preferred stock dividends, and $45 million of debt repayment. Also, the Company redeemed all of its outstanding Series B Preferred Stock for approximately $2 million.

      The  Company  entered into a $350 million  Credit  Agreement  in
March,  1994.   The Credit Agreement, as amended, provides  for  a  $200
million Revolving Credit Loan and a $150 million Term Loan. The Term Loan and Revolving Credit Loan carry interest rates currently ranging from 6.1% to 6.3% based on LIBOR rate borrowings. The Term Loan is
repayable  at  the  rate of $15 million every six months.   The  first
repayment was made on September 29, 1995. The final payment is due March 31, 2000. The Credit Agreement contains financial and other covenants, including limitations on indebtedness, liens, dividends, sale and lease-back transactions, and certain other transactions.

      The Company's ability to make a payment on, or repayment of, its obligations under the Notes, the Credit Agreement, and the Preferred Stock is significantly dependent upon the receipt of funds by the Company from the Company's direct and indirect subsidiaries. These subsidiary payments represent: (a) fees for management services rendered by the Company to the subsidiaries; and (b) cash dividends by the subsidiaries to the Company. Nearly all of the subsidiaries are subject to HMO regulations or insurance regulations (the "Regulated Subsidiaries"). Each of the Regulated Subsidiaries must meet or exceed various fiscal standards imposed by HMO regulations or insurance regulations. These fiscal standards may, from time to time, impact the amount of funds paid by one or more of the Regulated Subsidiaries to the Company.

      The Company believes the payments referred to above by the Regulated Subsidiaries, together with other financing sources, including the Credit Agreement, should be sufficient to enable the Company to meet its payment obligations (totaling approximately $75 million annually) under the Notes, the Credit Agreement and the Company's Preferred Stock. The Company believes that cash flow from operations, the Credit Agreement and existing cash balances will be sufficient to continue to fund operations and capital expenditures for the foreseeable future.

Also, sales of real property under the Restructuring Plan are expected to generate net cash to the Company. As stated above, gross proceeds of $87 million from the sale of the Company's Fountain Valley hospital campus were deposited into escrow. These proceeds, together with interest earned, should be available to the Company before the end of fiscal year 1996. Cash generated from this and other real property sales under the Restructuring Plan will be used for various corporate purposes including the reduction of indebtedness.

Effects of Regulatory Changes and Inflation

      Effective January 1, 1996, the Company received an average premium rate increase from HCFA of approximately 5.1% for its senior HMO members. Over calendar years 1994 and 1995, annual senior premium increases from HCFA were approximately 2.0% and 5.8%, respectively. The Company evaluates the effects of HCFA premium adjustments on its liquidity and capital resources, and incorporates the actual and anticipated impact of such adjustments into its planning process.

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

       None.

Item 3.     Defaults Upon Senior Securities.

       None.

Item 4.     Submission of Matters to a Vote of Security Holders.

                  (a) The Annual Meeting of Stockholders was held on November 16, 1995.

                 (b) Richard M. Burdge, Sr., Robert C. Maxson and Robert W. Jamplis were elected as Directors to serve three year terms ending in 1998. Other Directors whose terms of office continued after the meeting were Burke F. Gumbiner, Warner Heineman, Jack R. Anderson, Westcott W. Price III and Joseph F. Prevratil.

                 (c) The Stockholders elected Richard M. Burdge, Sr. as a Director by vote of 26,662,427 for and 1,105,161 authority withheld. The Stockholders elected Robert C. Maxson as a Director by a vote of 26,695,250 for and 1,072,340 authority withheld. The Stockholders elected Robert W. Jamplis as a Director by a vote of 26,674,004 for and 1,093,584 authority withheld.

                  (d) The Stockholders approved by a vote of 16,995,622 for, 8,445,855 against, 119,684 abstaining and
            1,193,565 broker non-votes, the ratification and approval of amendments to the Company's Executive Incentive Plan.

                  (e) The Stockholders approved by a vote of 27,569,862 for, 99,360 against and 98,365 abstaining the ratification of the appointment of Deloitte & Touche as independent auditors of the Company for the fiscal year ending June 30, 1996.

Item 5.     Other Information.

       None.

Item 6.     Exhibits and Reports on Form 8-K.

                  (a) Exhibits. See Index to Exhibits at page 17 of this report.

                 (b) Reports on Form 8-K. None filed during the second quarter of Fiscal 1996.




                                Signatures


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           FHP INTERNATIONAL CORPORATION


Dated:  February 12, 1996     By: /s/   Kenneth S. Ord
                                Senior Vice President and
                                Chief (Principal) Financial Officer


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