Form 10-Q
period 1996-03-31
FHP INTERNATIONAL CORP
filed 1996-05-14
CIK 793499

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                         _______________________


     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

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


     The registrant had 40,681,947 shares of common stock, par value $0.05 per share, outstanding at May 7, 1996.


                 The Exhibit Index Appears on Page _20___

                      PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements

                      FHP INTERNATIONAL CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                               (unaudited)

                                  ASSETS
(amounts in thousands,                     March 31,        June 30,
 except share data)                          1996             1995
                                         ____________     ___________
Cash and cash equivalents                $   148,340       $299,144
Short-term investments                       161,411        157,220
Accounts receivable, net                     148,702        141,840
Prepaid expenses and other
    current assets                           123,774         44,091
Deferred income taxes                         35,581         31,984
                                          __________       __________

   Total current assets                      617,808        674,279

Property and equipment, net                  229,239        229,765
Assets held for sale (Note 6)                 79,128        138,164
Long-term investments                         46,687         71,492
Restricted investments                        95,780        105,482
Goodwill and other intangibles, net        1,036,047      1,059,507
Other assets, net                             37,418         37,127
                                          __________      __________

   Total assets                           $2,142,107     $2,315,816
                                        ============    ============

__________
See accompanying notes to consolidated financial statements.

                      FHP INTERNATIONAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                               (unaudited)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

(amounts in thousands,                      March 31,        June 30,
 except share data)                            1996           1995
                                         ____________     ___________
Current portion of long-term
   obligations                            $   30,098        $30,168
Accounts payable                              58,730         64,762
Medical claims payable                       369,171        341,222
Accrued salaries and employee
   benefits                                   52,749         77,716
Unearned premiums                             71,397        207,961
Income taxes payable and other
   current liabilities (Note 5)               34,596         30,829
                                          __________      __________

   Total current liabilities                 616,741        752,658

Long-term obligations                        285,274        337,817
Other liabilities                             92,819         85,200
                                          __________      __________

   Total liabilities                         994,834      1,175,675
                                          __________      __________
Commitments and contingencies (Note 4)

Stockholders' equity:

   Series A Convertible and Series B
       Preferred Stock, $0.05 par value;
       40,000,000 shares authorized (Note 3)   1,052          1,056
   Common Stock, $0.05 par value;
       100,000,000 shares authorized;
       40,616,564 and 40,220,941 shares issued
       issued and outstanding at March 31, 1996
       and June 30, 1995, respectively         2,031          2,011
   Paid-in capital                           932,314        927,882
   Unrealized holding loss on available-
     for-sale investments, net of tax
     effect of $1,438 at
     March 31, 1996 and $1,232 at
     June 30, 1995                            (1,688)        (1,446)
   Retained earnings                         213,564        210,638
                                          __________      __________
   Total stockholders' equity              1,147,273      1,140,141
                                          __________      __________
      Total liabilities and
      stockholders' equity                $2,142,107     $2,315,816
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

                       FHP INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited)

                                                       For The
(amounts in thousands,                           Three Months Ended
 except per share data)                               March 31,

                                               1996             1995
                                         ____________      ____________

Revenues                                  $1,061,395        $1,001,062
                                          __________        __________

Expenses:
   Primary health care                       860,162           791,100
   Other health care                          32,069            31,683
   General, administrative and
      marketing                              129,873           127,319
   OPM reserve charge (Note 5)                45,000
                                          __________        __________

Total expenses                             1,067,104           950,102
                                          __________        __________

Operating income (loss)                       (5,709)           50,960

Interest income                                9,738             7,939
Interest expense                              (5,404)           (6,286)
                                          __________        __________

Income (loss) before income taxes             (1,375)           52,613
Provision for income taxes                     3,757            24,202
                                          __________        __________

Net income (loss)                             (5,132)           28,411
Preferred Stock dividends                      6,575             6,596
                                          __________        __________
Net income (loss) attributable to
   Common Stock                           $  (11,707)       $   21,815
                                        ============      ============
Primary earnings (loss) per share
   attributable to Common Stock (Note 2)  $    (0.28)       $     0.53
                                        ============      ============
Weighted average number of common
   shares and common share equivalents        41,949            41,210
                                        ============      ============
Fully diluted earnings per share
   (Note 2)                                   -             $     0.49
                                        ============      ============
Fully diluted weighted average number
   of common shares and common share
   equivalents                                -                 58,447
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

                      FHP INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                                 (unaudited)

                                                       For The
(amounts in thousands,                            Nine Months Ended
 except per share data)                                March 31,

                                               1996             1995
                                         ____________      ____________

Revenues                                  $3,081,774        $2,909,809
                                          __________        __________

Expenses:
   Primary health care                     2,510,204         2,314,095
   Other health care                          92,779            87,387
   General, administrative and
      marketing                              382,750           381,471
   OPM reserve charge (Note 5)                45,000
   Restructuring charges (Note 6)              9,659
                                          __________        __________

Total expenses                             3,040,392         2,782,953
                                          __________        __________

Operating income                              41,382           126,856

Interest income                               28,037            22,474
Interest expense                             (17,791)          (18,852)
                                          __________        __________
Income before income taxes                    51,628           130,478
Provision for income taxes                    28,912            60,020
                                          __________        __________

Net income                                    22,716            70,458
Preferred Stock dividends                     19,790            18,731
                                          __________        __________
Net income attributable to
   Common Stock                           $    2,926        $   51,727
                                        ============      ============
Primary earnings per share
   attributable to Common Stock (Note 2)  $     0.07        $     1.26
                                        ============      ============

Weighted average number of common
   shares and common share equivalents        41,438            41,099
                                        ============      ============
Fully diluted earnings per share (Note 2)      -            $     1.21
                                        ============      ============
Fully diluted weighted average number
   of common shares and common share
   equivalents                                 -                58,364
                                        ============      ============
__________
See accompanying notes to consolidated financial statements.

                      FHP INTERNATIONAL CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited)

                                                       For The
                                                  Nine Months Ended
(amounts in thousands)                                March 31,

                                               1996             1995
                                         ____________      ____________
Operating Activities

   Net income                             $   22,716        $   70,458
   Adjustments to reconcile
     net income to net cash
     provided by operating activities:
      OPM reserve charge                      45,000
      Restructuring charges                    9,659
      Depreciation and amortization           54,166            61,894
Increase in allowance for doubtful
        accounts                                 586            11,661
      Loss on disposal of equipment              951             1,893
      Deferred income taxes                      187            (3,532)
      Effect on cash of changes
        in operating assets and
        liabilities:
          Accounts receivable                 (7,448)          (43,383)
          Prepaid expenses and other
           current assets                      6,317            (8,255)
          Other assets                        (4,385)
          Accounts payable                    (6,032)          (39,927)
          Medical claims payable              27,949            48,150
          Accrued salaries and
           employee benefits                 (24,967)          (23,382)
          Deferred premiums                 (136,564)          147,080
          Other liabilities                  (61,587)          (38,292)
                                            __________        __________
   Net cash (used in) provided by
      operating activities                   (73,452)          184,365
                                            __________        __________
Investing Activities

   Purchases of available-for-sale
     investments                            (203,543)         (375,444)
   Proceeds from sales/maturities
     of available-for-sale investments       234,630           443,072
   Gain on sale of available-for-sale
     investments                              (1,479)             (641)
   Loss on sale of available-for-sale
     investments                                 260               781
   Purchases of property and equipment       (40,846)          (40,992)
   Purchase of Colorado HMO
     (net of cash acquired)                                       (755)
   Proceeds from sales of assets held
     for sale                                  1,581
                                           __________         __________
   Net cash (used in) provided by
     investing activities                     (9,397)           26,021
                                           __________         __________

                      FHP INTERNATIONAL CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS(continued)
                               (unaudited)


                                                        For The
                                                   Nine Months Ended
(amounts in thousands)                                  March 31,

                                               1996             1995
                                         ____________      ____________
Financing Activities

   Proceeds from issuance of
     long-term obligations                                     15,000
   Payments on long-term
     obligations                             (52,613)         (25,116)
   Exercise of stock options                   6,428            5,872
   Cash dividends paid to preferred
     shareholders                            (19,790)         (19,713)
   Redemption of Series B Preferred
     Stock                                    (1,980)
                                           __________       __________
Net cash used in
   financing activities                      (67,955)         (23,957)
                                           __________       __________

(Decrease) increase in cash and
   cash equivalents                         (150,804)         186,429
Cash and cash equivalents at
   beginning of period                       299,144           60,571
                                           __________       __________

Cash and cash equivalents at end
   of period                                $148,340         $247,000
                                         ============     ============
Supplemental cash flow information:
   Interest payments                       $  18,115        $  19,547
   Income tax payments (net of
     refunds)                              $  43,873        $  63,869



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

      Interim periods are viewed as an integral part of the annual period of the Company. Accordingly, the results for the interim periods reported are based on the accounting principles and practices followed by the Company as presented in its Annual Report on Form 10-K for the year ended June 30, 1995. In the opinion of management, all adjustments necessary to fairly present the financial position and the results of operations for the nine months ended March 31, 1996 and 1995 are included in these consolidated financial statements.

NOTE 2.  Earnings Per Share

    Primary earnings per share attributable to common stock for the three months and the nine months ended March 31, 1996 and 1995 are computed by dividing net income after preferred stock dividends by the weighted average number of common shares and dilutive common stock options (using average market price), which are considered common share equivalents, outstanding during the periods.

    Fully diluted earnings per share for the three months and the nine months ended March 31, 1995 assume the conversion of the Series A Cumulative Convertible Preferred Stock, the elimination of the related Preferred Stock dividend requirement and market price as of the end of the period for dilutive common stock options.

NOTE 3.  Preferred Stock

    The issued and outstanding, and aggregate liquidation preference of the Company's two series of preferred stock are as follows:


                        March 31, 1996             June 30, 1995
                     ----------------------- -----------------------
                                                           Series B
                            Series A          Series A    Adjustable
                            Cumulative       Cumulative     Rate
                           Convertible       Convertible   Cumulative
                           -----------      ------------  ----------
Issued and outstanding      21,040,307       21,040,307      79,218

Aggregate liquidation
preference                $526,031,000     $526,027,000  $1,999,000

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

NOTE 5.  OPM

    In the third quarter of fiscal year 1996, the Company increased reserves by recording a pretax charge of $45 million in anticipation of negotiations to address potential governmental claims for the years 1987 through 1991, discussed below, which may be asserted in relation to the Company's contracts with the United States Office of Personnel Management ("OPM") and for possible OPM claims for subsequent years through 1995. The addition to reserves resulted in a third quarter charge to earnings of $0.68 per primary share.

    The Company's HMO subsidiaries have contracts with OPM to provide or arrange managed health care services under the Federal Employees Health Benefits Program ("FEHBP")for federal employees, annuitants and their dependents. Periodically, the Company's HMO subsidiaries are subject to audits by the Government to, among other things, verify that premiums charged under OPM contracts are established in compliance with community rating and other requirements under the FEHBP. Final reports from such audits may recommend that OPM seek monetary recoveries from the Company for amounts that may be substantial. As previously disclosed, in May 1993, after conducting an audit of the Company's FEHBP contracts covering primarily the years 1987 through 1991, OPM sent a draft audit report to the Company alleging certain defective rating practices in certain regions. Following its evaluation of the draft audit report, the Company indicated to OPM certain areas where it believed the report to be inaccurate or based on misconceptions. Also, the Company evaluated the availability of offsets and established reserves pending issuance of a final audit report or further correspondence from OPM. A final audit report has not been issued as of the date hereof and the Company received no further correspondence from the Government regarding the draft audit report until the third quarter of fiscal year 1996.

    In the third quarter of fiscal year 1996, the United States Department of Justice notified the Company that based on the OPM draft audit report and discussions with OPM personnel, the Government believed that the Company may have violated the False Claims Act in its certifications to OPM that the FEHBP received community rates for health care services provided in certain regions during 1987 through 1991. No action has been commenced by the Government, although the Government asserted in correspondence with the Company dated April 25,1996 that, at that time, the Government believed its actual damages to be approximately $15 million. In False Claims Act actions, the Government may seek trebled damages, and a civil penalty of not less than $5,000 nor more than $10,000 for each separate alleged false claim. The Government has indicated that it does not have any information that would lead it to believe that the Company violated any criminal laws.

NOTE 6.  Restructuring Charge

    In June, 1995, the Company's Board of Directors approved a restructuring plan involving the discontinuance of services and programs that do not meet the Company's strategic and economic return objectives, a reduction in workforce, and the creation of a subsidiary physician practice management company, Talbert Medical Management Corporation ("TMMC"). TMMC became operational January 1, 1996.

    The Board of Directors also decided to sell the Company's Fountain Valley, California hospital campus and its Salt Lake City, Utah hospital campus and other nonproductive real estate. The Company sold its Fountain Valley, California hospital campus for gross proceeds of $87 million. The gross proceeds were deposited in escrow and were released to the Company April 1, 1996. The receivable created by this escrow has been included in prepaid expenses and other current assets in the Consolidated Balance Sheet, as of March 31, 1996.

    During the six months ended December 31, 1995, the Company recorded a pretax restructuring charge of approximately $9.7 million ($6.0 million, net of tax) in the accompanying Consolidated Statements of Income. No additional charge was recorded in the three months ended March 31, 1996. Assets identified as those to be sold as part of the restructuring have been reclassified as assets held for sale in the accompanying Consolidated Balance Sheets as of March 31, 1996, and June 30, 1995.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Business Restructuring

    In June, 1995, FHP International Corporation ("FHP" or the "Company") announced an internal restructuring (the "Restructuring Plan") of its operations. The Restructuring Plan was formulated in response to the intensely competitive environment in the HMO industry and continued declining membership in its Company operated medical facilities. The Restructuring Plan consisted of the sale or other disposition of the Company's owned and operated hospitals and other in patient facilities; certain nonproductive real estate and other assets; a reduction in the Company's work force; and the creation of three distinct business segments: 1) a physician practice management company, Talbert Medical Management Corporation ("TMMC"); 2) the
contract model health maintenance organization ("HMO"); and 3) the Company's group life, health and accident and workers' compensation insurance and related products (collectively, the "Insurance Group"). Costs associated with restructuring, including administrative facility closure costs and employee separation costs, resulted in pretax charges against earnings of approximately $75.1 million in the fourth quarter of fiscal year 1995, and $5.8 million and $3.9 million in the first and second quarters of fiscal year 1996, respectively. Net proceeds available from the sales of assets are being used for various corporate purposes including the reduction of indebtedness.

    The Company has made the following progress with regard to the Restructuring Plan:

     Disposition of Assets

       Proceeds of approximately $87 million for the sale of the Company's Fountain Valley, California, hospital campus were released from escrow on April 1, 1996. The transaction was recorded in the second quarter of fiscal year 1996 and had no material affect on operating results for the second quarter. The campus includes primary and specialty care
       medical   clinics  and  other  buildings.  The   transaction
       included the lease of the primary and specialty care clinics by TMMC.

       In April, 1996, the Company signed an agreement for the sale of its acute care hospital and surrounding campus located in Salt Lake City, Utah for approximately $70 million, which approximates its recorded value. The campus includes a specialty care medical clinic, which will be leased by TMMC. The transaction is scheduled to close in the fourth quarter of fiscal year 1996, subject to receipt of all regulatory
       approvals   and   the   completion  of   certain   ancillary
       agreements.

       The Company transferred the operations of its two sub acute in-patient facilities to other operators during the second and third quarters of fiscal year 1996. Progress has been made on sales of other assets and certain vacant land; however, some real estate and undeveloped land may remain unsold at year end.

     Work Force Reductions

       Between June, 1995, and March, 1996, the Company reduced its workforce by approximately 2,000 employees. The reductions included approximately 200 employees at sub-acute facilities transferred to other operators and approximately 700 employees as a result of the sale of the Company's Fountain Valley hospital.


     TMMC

       The Restructuring Plan included the creation of TMMC, operational January 1, 1996, as a new subsidiary of the Company, together with the creation of several new professional corporations (the "PCs"). Approximately 4,100 of the Company's employees, including health care professionals, became employees of TMMC or of the PCs on
       January 1, 1996. Also: 1) TMMC leased or subleased all of the Company's medical centers and related assets located in California, Arizona, Utah, New Mexico and Nevada; and 2) the Company's HMO contracted with the PCs to provide health care services to approximately 20% of the Company's HMO members who were already receiving health care in the medical centers. The contractual arrangements between the Company's HMO and the PCs are financially similar to existing contracts between the HMO and other contract health care providers. Also, the PCs have entered into long-term practice management agreements with TMMC, thereby enabling the PCs and TMMC to do business with other payors and HMOs, as well as with the Company's HMO. These third party arrangements allow TMMC to utilize excess capacity in the medical centers.


                   Three Months Ended March 31, 1996
           Compared to the Three Months Ended March 31, 1995

Revenue and Membership

    The Company generates substantially all of its revenue from premiums received for health care services provided to the HMO members of its wholly-owned subsidiaries. Total revenue for the three-month period ended March 31, 1996, was $1,061 million increasing 6.0% over revenue of $1,001 million for the same period in the previous year. The Company's commercial and senior enrollment each generate approximately half of the Company's HMO revenue. The Company's ability to increase its commercial HMO premium rates during the last two fiscal years and the first three fiscal quarters of fiscal year 1996 has been adversely impacted by intense competition in all the Company's major markets, particularly in California. In addition, certain large employer groups and other purchasers of health care services continue to demand minimal increases or reductions in premium rates. Downward pressure on premium rates is expected to continue in fiscal year 1996 in all of the Company's major service areas. A substantial portion of the Company's HMO commercial premium rate increases becomes effective in January of each year.

     Total HMO membership grew 6.6% to approximately 1,902,000 at March 31, 1996, from approximately 1,784,000 at March 31, 1995. The membership growth rate of 6.6% shows improvement over the quarterly year-over-year growth rates of the Company's membership for the first and second quarters of fiscal year 1996, of 4.5% and 5.1%, respectively. (Notwithstanding, the Company's growth rate is slower than the HMO industry in general.)

     From March 31, 1995, to March 31, 1996, total commercial membership increased by 97,000 or 6.9% from approximately 1,414,000 to approximately 1,511,000. The Company's ability to increase its commercial membership during the last two fiscal years and the first nine months of fiscal year 1996 has been adversely impacted by intense competition in all the Company's major markets, particularly in California.

    Senior membership grew by 21,000 or 5.7% to approximately 391,000 at March 31, 1996, from approximately 370,000 at March 31, 1995. In the third quarter of fiscal year 1996, the Company experienced slight declines from the second quarter of fiscal year 1996 in senior membership in California and Utah, offset by gains in other markets (primarily Arizona, Colorado and Texas). Almost all of the Company's senior HMO revenue is generated from premiums paid to the Company by the Health Care Financing Administration ("HCFA"). Revenue per senior member is substantially higher than revenue per commercial member because senior members use substantially more health care services. In September of each year, HCFA announces the annual Medicare rate increases that will become effective on January 1 of the subsequent year. These rate increases vary geographically and become the basis for determining the amounts that HCFA will pay to the Company. For calendar year 1996, the Company received an average 5.1% rate increase (for calendar year 1995, the Company received an average 5.8% rate increase).

Cost of Health Care

    Health care costs grew 8.4% to $892 million for the three months ended March 31, 1996, from $823 million for the three months ended March 31, 1995, due to operational growth and cost increases. Health care costs increased as a percentage of revenue by 1.9 percentage points, to 84.1% from 82.2% for the same three month period in the prior fiscal year. The increase as a percent of revenue resulted primarily from lower average commercial premium rates in almost all states in which the Company operates and higher pharmacy and hospital costs.

General, Administrative and Marketing Costs

    General, administrative and marketing ("G & A") expenses grew by $3 million or 2.4% to $130 million for the three month period ended March 31, 1996, from $127 million for the three month period ended March 31, 1995. The increase is primarily the result of higher sales and marketing costs, offset by cost savings from earlier workforce reductions and other cost controls. Further reductions in the Company's work force may take place in the fourth quarter of fiscal year 1996. G & A expenses for the three month period ended March 31, 1996, decreased as a percentage of revenue to 12.2% from 12.7% for the same period in the prior fiscal year.

OPM

   Background

    In the third quarter of fiscal year 1996, the Company increased reserves by recording a pretax charge of $45 million in anticipation of negotiations to address potential governmental claims for the years 1987 through 1991, discussed below, which may be asserted in relation to the Company's contracts with the United States Office of Personnel Management ("OPM") and for possible OPM claims for subsequent years through 1995. The addition to reserves resulted in a third quarter charge to earnings of $0.68 per primary share.

    The Company's HMO subsidiaries have contracts with OPM to provide or arrange managed health care services under the Federal Employees Health Benefits Program ("FEHBP")for federal employees, annuitants and their dependents. Periodically, the Company's HMO subsidiaries are subject to audits by the Government to, among other things, verify that premiums charged under OPM contracts are established in compliance with community rating and other requirements under the FEHBP. Final reports from such audits may recommend that OPM seek monetary recoveries from the Company for amounts that may be substantial. As previously disclosed, in May 1993, after conducting an audit of the Company's FEHBP contracts covering primarily the years 1987 through 1991, OPM sent a draft audit report to the Company alleging certain defective rating practices in certain regions. Following its evaluation of the draft audit report, the Company indicated to OPM certain areas where it believed the report to be inaccurate or based on misconceptions. Also, the Company evaluated the availability of offsets and established reserves pending issuance of a final audit report or further correspondence from OPM. A final audit report has not been issued as of the date hereof and the Company received no further correspondence from the Government regarding the draft audit report until the third quarter of fiscal year 1996.

    In the third quarter of fiscal year 1996, the United States Department of Justice notified the Company that based on the OPM draft audit report and discussions with OPM personnel, the Government believed that the Company may have violated the False Claims Act in its certifications to OPM that the FEHBP received community rates for health care services provided in certain regions during 1987 through 1991. No action has been commenced by the Government, although the Government asserted in correspondence with the Company dated April 25,1996 that, at that time, the Government believed its actual damages to be approximately $15 million. In False Claims Act actions, the Government may seek trebled damages, and a civil penalty of not less than $5,000 nor more than $10,000 for each separate alleged false claim. The Government has indicated that it does not have any information that would lead it to believe that the Company violated any criminal laws.

OPM

   Outlook

    The Company intends to negotiate with the Government to determine whether it is possible to resolve these matters without litigation. While there is no assurance that negotiations will be concluded satisfactorily or that additional liability will not be incurred, management does not believe that additional liability incurred, if any, in excess of reserves established in connection with the ultimate outcome of these matters is likely to have a material adverse effect on the consolidated financial position or results of operations or cash flows of the Company. In addition, the Company's management currently does not believe that the allegations will have a material effect on future relations with OPM.

    In addition, OPM has opened two audits for years as far back as 1990 at two of the Company's other HMO subsidiaries. Based on positions taken by the Government with respect to the 1987-1991 draft audit report, management believes that the two open audits may allege defective rating practices and result in claims for adjustments from OPM and management believes other possible future audits may allege defective rating practices and result in claims for adjustments from OPM. Such claims could be for substantial amounts. Management cannot determine if such claims would result in further referrals to the Department of Justice and further False Claims Act claims.

    The Company's reserves reflect management's recognition that FEHBP rate audits, and claims based thereon are being handled differently by the Government than in the past and reflect the extent of business the Company has conducted with OPM over many years. Based on management's understanding of the Government's current interpretation of the community rating standard requirements in the context of the 1987-1991 draft OPM audit report, the Company believes that it has established adequate reserves to settle any claims that may arise from present or future FEHBP rate audits for past years, or that if any amount in excess of reserves is necessary to settle any such claims, the amounts would not be such as to have a material adverse effect on the consolidated financial position or results of operations or cash flows of the Company.

    The preceding paragraphs in this section headed "OPM - Outlook" consist of forward looking statements. The actual outcome of any OPM audits, claims for adjustments and/or False Claim Act claims, the manner in which and amounts for which any such claims will be resolved, and the adequacy of reserves may differ materially from management's current expectation. Factors that could cause the resolution of these matters to differ materially from management's current expectation include the presentation by the Government of new interpretations of FEHBP requirements, the presentation of new data relating to the determination of applicable rates changes in the manner in which the Government seeks to apply the False Claims Act to such situations, and/or a change in the Government's position toward negotiated settlements of False Claim Act claims.


Interest Income

    Net interest income was $4 million for the three month period ended March 31, 1996, as compared to $2 million for the three month period ended March 31, 1995. Net interest income increased year-over year because of growth in the Company's investment portfolio, lower outstanding debt and higher interest rates earned on investments.


                   Nine Months Ended March 31, 1996
           Compared to the Nine Months Ended March 31, 1995

Revenue and Membership

    Revenue for the nine month period ended March 31, 1996, totaled $3,082 million, increasing 5.9% over revenue of $2,910 million for the same period in the previous fiscal year. Membership and revenue growth have both been constrained by intense competition in all the Company's major markets and by downward pressure on commercial premium rate increases.

Cost of Health Care

    Health care costs grew 8.4% to $2,603 million for the nine-month period ended March 31, 1996, from $2,401 million for the comparable nine-month period ended March 31, 1995. Health care costs during the nine-month period ended March 31, 1996, increased to 84.5% of total revenue from 82.5% of total revenue for the same period last year. Cost of health care has been increasing relative to revenues as competitive pressures have slowed the growth of the Company's revenues. Also, the Company has been experiencing higher health care costs in almost all its major markets.

General, Administrative and Marketing Costs

    G & A expenses grew 0.5% to $383 million for the nine-month period ended March 31, 1996, from $381 million for the same period in the previous year. The small increase was primarily due to operational growth offset by cost reductions resulting from the Company's Restructuring Plan. G & A expenses were 12.4% of total revenue for the nine-month period ended March 31, 1996, versus 13.1% of total revenue for the comparable period in the previous year.

Interest Income

    Net interest income was $10 million for the nine-month period ended March 31, 1996, compared to $4 million for the same period in the previous fiscal year. Net interest income increased $6 million year-over-year primarily as the result of growth in the Company's investment portfolio, lower outstanding debt and higher interest rates earned on investments.

Liquidity and Capital Resources

    The Company's consolidated cash, cash equivalents and short-term investments decreased by $146 million to $310 million at March 31, 1996, from $456 million at June 30, 1995. The decrease reflects the impact of timing differences in receipt of HCFA premiums. The Company's June 30, 1995 cash balances included the early receipt of approximately $152 million of premiums from HCFA for medical services to be provided to senior members in July, 1995. The Company's cash balances at March 31, 1996, did not include any early receipt of HCFA premiums. The early receipt of HCFA premiums in June and the normal receipt of HCFA premiums in April caused the Company to be an apparent net cash user during the period. Sources of cash during the nine month period ended March 31, 1996, included $79 million from operations (excluding the effect of timing differences in receipt of HCFA premiums), $6 million from the sale of substantially all of the assets of Ultralink, Inc. and net transfers of $7 million from long-term and restricted investments. Uses of cash during the period included $41 million for capital expenditures, $20 million for preferred stock dividends, and $53 million of debt repayment. On March 29, 1996, the Company sold the operations of Ultralink, Inc., an indirect subsidiary which coordinated managed health care for national commercial accounts through a network of HMOs. The transaction had no material impact on earnings. On April 1, 1996, the Company received approximately $87 million of proceeds from escrow for the sale of its Fountain Valley, California, hospital campus. The funds were used primarily for the reduction of debt.

    The Company entered into a $350 million Credit Agreement in March, 1994. The Credit Agreement, as amended, provides for a $200 million Revolving Credit Loan and a $150 million Term Loan. The Company borrows at rates based on LIBOR rate borrowings which currently range between 5.8% and 6.1%. The Term Loan is repayable at the rate of $15 million every six months, with the final repayment due March 31, 2000. The Credit Agreement contains financial and other covenants, including limitations on indebtedness, liens, dividends, sale and lease-back transactions, and certain other transactions.

    The Company's ability to make a payment on, or repayment of, its obligations under ten-year Senior Notes carrying interest at 7% issued in 1993 (the "Notes"), the Credit Agreement and its Preferred Stock is significantly dependent upon the receipt of funds by the Company from the Company's direct and indirect subsidiaries. These subsidiary payments represent: (a) fees for management services rendered by the Company to the subsidiaries; and (b) cash dividends by the subsidiaries to the Company. Nearly all of the subsidiaries are subject to HMO regulations or insurance regulations (the "Regulated Subsidiaries"). Each of the Regulated Subsidiaries must meet or exceed various fiscal standards imposed by HMO regulations or insurance regulations. These fiscal standards may, from time to time, impact the amount of funds paid by one or more of the Regulated Subsidiaries to the Company.

     The  Company  believes  the payments  referred  to  above  by  the
Regulated   Subsidiaries,  together  with  other  financing   sources,
including the Credit Agreement, should be sufficient to enable the Company to meet its payment obligations under the Notes, the Credit Agreement and the Company's Preferred Stock. The Company believes that cash flow from operations, the Credit Agreement and existing cash balances will be sufficient to continue to fund operations and capital expenditures for the foreseeable future.

     The anticipated sale of the Company's Salt Lake City, Utah, hospital in the fourth quarter of fiscal year 1996 for approximately
$70  million will generate additional net cash to the Company.   These
proceeds, should be available to the Company before the end of fiscal year 1996. Cash generated from sales under the Restructuring Plan is being used for various corporate purposes including the reduction of indebtedness.

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

      The Company has been experiencing significant downward pressures on commercial HMO premium rates, due to intense competition and counter-inflationary measures by large commercial employers attempting to hold their costs down. There can be no assurances that the Company will be able to obtain premium rate increases in the commercial sector in the short term. Also, the Company is experiencing some competitive pressures in its senior markets, including California.

      In recent years health care costs have been rising at a rate higher than that for consumer goods as a whole, as a result of inflation, new technology and medical advances. The Company believes that internal cost control measures and financial risk-sharing arrangements with its contract medical providers help to mitigate the effects of inflation on its operations; however, there can be no assurance that the Company's efforts to reduce the impact of the increasing cost of health care will be as successful in the future as they have been in the past.

                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

           Information relating to certain litigation as set forth in
        Note 4 of Notes to Consolidated Financial Statements in Part I of this report is incorporated herein by this reference.

           In the third quarter of fiscal year 1996, the United States Department of Justice notified the Registrant that, based on a draft United States Office of Personnel Management ("OPM") audit report of certain of the Registrant's contracts with OPM covering primarily the years 1987 through 1991 and on discussions with OPM personnel, the Government believed that the Registrant may have violated the False Claims Act in its certifications to OPM during certain contract years. No action has been commenced by the Government, although the Government asserted in correspondence with the Registrant dated April 26, 1996 that, at the time, the Government believed its actual damages to be approximately $15 million. In False Claims Act actions, the Government may seek trebled damages and civil penalty of not less than $5,000 nor more than $10,000 for each separate alleged false claim. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - OPM"

Item 2. Changes in Securities.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None

Item 5. Other Information.

        During the quarter ended March 31, 1996, the Registrant terminated the employment agreements, dated as March 12, 1994, between the Registrant and certain key executives. The Registrant entered into employment agreements, dated as of
        February  1,  1996,  with the following executives:   Gloria  L.
        Austin,  Robert  N.  Franklin,  Gary  E.  Goldstein,  Burke   F.
        Gumbiner, R. Judd Jessup, Jeffrey H. Margolis, Jack D. Massimino, Kenneth S. Ord, Westcott W. Price III, Eric D. Sipf and Michael J. Weinstock. The form of employment agreement is filed as Exhibit 10.1 to this Form 10-Q.

        The Registrant has entered into a stock purchase agreement (the "Agreement"), dated as of March 15, 1996, with Talbert Medical Management Corporation ("TMMC") and 14 management investors which provides for the issuance of restricted TMMC stock to the management investors. The Agreement is currently in the process of being amended. Both the Agreement and form of Amendment No. 1 to the Agreement are filed as Exhibits Nos.
        10.2 and 10.3 to this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits.  See Index to Exhibits at page 20 of this report.

        (b) Reports on Form 8-K. None filed during the third quarter of fiscal 1996.

                                Signatures

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               FHP INTERNATIONAL CORPORATION
 Dated:  May 10, 1996          By: /s/   Kenneth S. Ord
                               Senior Vice President and
                               Chief (Principal) Financial Officer

                         INDEX TO EXHIBITS


Exhibit Number


     4.1 Registrant agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Registrant, the authorized principal amount of which does not exceed 10% of total assets of Registrant.

    10.1  Form of Employment Agreement, dated as of February  1,
          1996, by and between the Registrant and Gloria L. Austin, Robert N. Franklin, Gary E. Goldstein, Burke F. Gumbiner, R. Judd Jessup, Jeffrey H. Margolis, Jack D. Massimino, Kenneth
          S.  Ord, Westcott W. Price III, Eric D. Sipf and Michael  J.
          Weinstock.

    10.2  Stock Purchase Agreement, dated as of March 15,  1996, by and among the Registrant, Talbert Medical Management Corporation, Kathryn M. Adair, Gloria L. Austin, William P. Bracciodieta, Larry L. Georgopolous, Gary E. Goldstein,
          Richard  M.  Jacobs,  R.  Judd Jessup,  Jack  D.  Massimino,
          Barbara  C.  McNutt, Kenneth S. Ord, Westcott W. Price  III,
          Walter   R.  Stone,  Margaret  Van  Meter  and  Michael   J.
          Weinstock.

    10.3  Form of Amendment No. 1 dated as of May __,  1996,  to
          Stock Purchase Agreement dated as of March 15, 1996, by and among the Registrant, Talbert Medical Management Corporation, Kathryn M. Adair, Gloria L. Austin, William P. Bracciodieta, Larry L. Georgopolous, Gary E. Goldstein,
          Richard  M.  Jacobs,  R.  Judd Jessup,  Jack  D.  Massimino,
          Barbara  C.  McNutt, Kenneth S. Ord, Westcott W. Price  III,
          Walter   R.  Stone,  Margaret  Van  Meter  and  Michael   J.
          Weinstock.

    10.4  Third  Amendment, dated as of May 2, 1996,  to  Credit
          Agreement dated March 24, 1994.

    11.1 Statement Re:  Computation of Earnings Per Share.

    27.1 Financial Data Schedule.

                                               EXHIBIT 10.1
                   EMPLOYMENT AGREEMENT


   AGREEMENT by and between FHP International Corporation, a
Delaware corporation (the "Company") and                    (the "Executive"),
dated as of the 1st day of February, 1996. For all purposes of this Agreement, employment with the Company shall include employment with any of its affiliated companies.

   The Board of Directors of the Company (the "Board"), has determined that it is in the best interests of the Company and its shareholders to assure that the Company will have the continued dedication of the Executive, notwithstanding the possibility, threat or occurrence of a Change of Control (as defined below) of the Company.

   NOW, THEREFORE, IT IS HEREBY AGREED AS FOLLOWS:

  1.  Certain Definitions.

     (a) The "Effective Date" shall mean the first date during the Change of Control Period (as defined in Section 1(b)) on which a Change of Control (as defined in Section 2) occurs. Anything in this Agreement to the contrary notwithstanding, if a Change of Control occurs and if the Executive's employment with the Company is terminated prior to the date on which the Change of Control occurs, and if it is reasonably demonstrated by the Executive that such termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect a Change of Control or (ii) otherwise arose in connection with or anticipation of a Change of Control, then for all purposes of this Agreement the "Effective Date" shall mean the date immediately prior to the date of such termination of employ-ment.

     (b) The "Change of Control Period" shall mean the period commencing on the date hereof and ending on the second anniversary of the date hereof;

  2.  Change of Control.   For the purpose of this Agreement, a "Change of
Control" shall mean:

     (a)The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this subsection (a), the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company, (ii) any acquisition by the Company,
(iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a transaction which complies with clauses (i), (ii) and (iii) of subsection (c) of this
Section 2; or

     (b)Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this pur-pose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

     (c)Consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (a "Business Combination"), in each case, unless, following such Business Combi-nation, (i) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 70% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Secu-rities, as the case may be, (ii) no Person (excluding any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and
(iii) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination; or

     (d)Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

  3. Employment Period. The Company hereby agrees to continue the Executive in its employ, and the Executive hereby agrees to remain in the employ of the Company subject to the terms and conditions of this Agreement, for the period commencing on the Effective Date and ending on the third anniversary of such date (the "Employment Period").

  4.  Terms of Employment.

     (a)  Position and Duties.

        (i) During the Employment Period, the Executive's position
     (including status, offices, titles and reporting requirements), authority, duties and responsibilities shall be at least commensurate in all material respects with the most significant of those held, exercised and assigned at any time during the 120-day period immediately preceding the Effective Date.

        (ii) During the Employment Period, and excluding any periods of vacation and sick leave to which the Executive is entitled, the Executive agrees to devote reasonable attention and time during normal business hours to the business and affairs of the Company and, to the extent necessary to discharge the responsibilities assigned to the Executive hereunder, to use the Executive's reasonable best efforts to perform faithfully and efficiently such responsibilities. During the Employment Period it shall not be a violation of this Agreement for the Executive to (A) serve on corporate, civic or charitable boards or committees, (B) deliver lectures, fulfill speaking engagements or teach at educational institutions and (C) manage personal investments, so long as such activities do not significantly interfere with the performance of the Executive's responsibilities as an employee of the Company in accordance with this Agreement. To the extent that any such activities have been conducted by the Executive prior to the Effective Date, the continued conduct of such activities (or the conduct of activities similar in nature and scope thereto) subsequent to the Effective Date shall not thereafter be deemed to interfere with the performance of the Executive's responsibilities to the Company.

     (b)  Compensation.

        (i) Base Salary. During the Employment Period, the Executive shall receive an annual base salary ("Annual Base Salary"), which shall be paid at a monthly rate, at least equal to twelve times the highest monthly base salary paid or payable, including any base salary which has been earned but deferred, to the Executive by the Company and its affiliated companies in respect of the twelve-month period immediately preceding the month in which the Effective Date occurs. During the Employment Period, the Annual Base Salary shall be reviewed no more than 12 months after the last salary increase awarded to the Executive prior to the Effective Date and thereafter at least annually. Any increase in Annual Base Salary shall not serve to limit or reduce any other obligation to the Executive under this Agreement. Annual Base Salary shall not be reduced after any such increase and the term Annual Base Salary as utilized in this Agreement shall refer to Annual Base Salary as so increased. As used in this Agreement, the term "affiliated companies" shall include any company controlled by, controlling or under common control with the Company.

        (ii) Other Benefits. During the Employment Period, the Executive shall be entitled to participate in all incentive, savings, retirement, welfare benefit, vacation and sick leave plans, practices, policies and programs applicable generally to other peer executives of the Company and its affiliated companies.

  5.  Termination of Employment.

     (a) Death or Disability. The Executive's employment shall terminate automatically upon the Executive's death during the Employment Period. If the Company determines in good faith that the Disability of the Executive has occurred during the Employment Period (pursuant to the definition of Disability set forth below), it may give to the Executive written notice in accordance with Section 12(b) of this Agreement of its intention to terminate the Executive's employment. In such event, the Executive's employment with the Company shall terminate effective on the 30th day after receipt of such notice by the Executive (the "Disability Effective Date"), provided that, within the 30 days after such receipt, the Executive shall not have returned to full-time performance of the Executive's duties. For purposes of this Agreement, "Disability" shall mean the absence of the Executive from the Executive's duties with the Company on a full-time basis for 180 consecutive business days as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a physician selected by the Company or its insurers and acceptable to the Executive or the Executive's legal rep-resentative.

     (b) Cause. The Company may terminate the Executive's employment during the Employment Period for Cause. For purposes of this Agreement, "Cause" shall mean:

        (i) the willful and continued failure of the Executive to perform substantially the Executive's duties with the Company or one of its affiliates (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to the Executive by the Board or the Chief Executive Officer of the Company which specifically identifies the manner in which the Board or Chief Executive Officer believes that the Executive has not substantially performed the Executive's duties, or

        (ii) the willful engaging by the Executive in illegal conduct or gross misconduct which is materially and demonstrably injurious to the Company.

For purposes of this provision, no act or failure to act, on the part of the Executive, shall be considered "willful" unless it is done, or omitted to be done, by the Executive in bad faith or without reasonable belief that the Executive's action or omission was in the best interests of the Company. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or upon the instructions of the Chief Executive Officer or a senior officer of the Company or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by the Executive in good faith and in the best interests of the Company. The cessation of employment of the Executive shall not be deemed to be for Cause unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board called and held for such purpose (after reasonable notice is provided to the Executive and the Executive is given an opportunity, together with counsel, to be heard before the Board), finding that, in the good faith opinion of the Board, the Executive is guilty of the conduct described in subparagraph (i) or (ii) above, and specifying the particulars thereof in detail.

     (c) Good Reason. The Executive's employment may be terminated by the Executive for Good Reason. For purposes of this Agreement, "Good Reason" shall mean:

        (i)the assignment to the Executive of any duties inconsistent in any material respect with the Executive's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by Section 4(a) of this Agreement, or any other action by the Company which results in material diminution in such position, authority, duties or responsibilities;

        (ii)any failure by the Company to comply with any of the provisions of Section 4(b) of this Agreement, other than an isolated insubstantial and inadvertent failure not occurring in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

        (iii) any purported termination by the Company of the Executive's employment otherwise than as expressly permitted by this Agreement; or

        (iv)any failure by the Company to comply with and satisfy Section 10(c) of this Agreement.

For purposes of this Section 5(c), any controversy or claim arising out of or relating to any determination of "Good Reason" made by the Executive shall be settled by arbitration on Orange County, California, in accordance with the following:

        (v) Each party shall appoint its own arbitrator and the two arbitrators shall choose a third, impartial arbitrator as umpire before the date set for the hearing. If a party fails to appoint its arbitrator within 30 days after have either received or given the notice requesting arbitration, the other shall appoint the second arbitrator.
     If the two arbitrators fail to appoint the umpire without 30 days after their appointments, either party may apply to the Orange County
     Superior Court of the State of California to appoint an impartial umpire. The umpire shall promptly notify all parties to the arbitration of his selection.

        (vi) The arbitration shall be conducted pursuant to the provisions of the California Code of Civil Procedure, including the rules pertaining to discovery.

        (vii) Within a reasonable time after completion of the arbitration, the arbitrators shall prepare a written opinion, a copy of which shall be provided to each party.

        (viii) The parties shall share equally the expenses of arbitration, including the arbitrator's fee, provided, however, that the arbitrators, in their discretion, may award costs to the prevailing party.

     (d) Notice of Termination. Any termination by the Company for Cause, or by the Executive for Good Reason, shall be communicated by Notice of Termination to the other party hereto given in accordance with Section 12(c) of this Agreement. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated and (iii) if the Date of Termination (as defined below) is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than thirty days after the giving of such notice). The failure by the Executive or the Company to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason or Cause shall not waive any right of the Executive or the Company, respectively, hereunder or preclude the Executive or the Company, respectively, from asserting such fact or circumstance in enforcing the Executive's or the Company's rights hereunder.

     (e) Date of Termination. "Date of Termination" means (i) if the Executive's employment is terminated by the Company for Cause, or by the Executive for Good Reason, the date of receipt of the Notice of Termination or any later date specified therein, as the case may be, (ii) if the Executive's employment is terminated by the Company other than for Cause or Disability, the Date of Termination shall be the date on which the Company notifies the Executive of such termination, and (iii) if the Executive's employment is terminated by reason of Death or Disability, the Date of Termination shall be the date of Death of the Executive or the Disability Effective Date, as the case may be.

  6.  Obligations of the Company or Executive upon Termination.

     (a)Good Reason; Other Than for Cause, Death or Disability. If, during the Employment Period, the Company shall terminate the Executive's employment other than for Cause, Death or Disability or the Executive shall terminate employment for Good Reason, such termination, for purposes of this
Section 6(a), shall constitute separation from, and cessation of duties for, the Company as of the Date of Termination. Under such circumstances, the Company shall pay to the Executive the following payments and benefits:

        (i)Bi-weekly salary continuation at the Executive's Annual Base Salary as if the Executive had remained employed through the end of the Employment Period;

        (ii)Medical and Dental Coverage continuation as if the Executive had remained employed through the end of the Employment Period at the Executive's benefit level as of the Date of Termination;

        (iii) Life Insurance Coverage continuation through the end of the Employment Period at the Executive's current benefit level as of the Date of Termination;

        (iv)Outplacement services consistent with the Company's outplacement policy for a person at the Executive's job classification and/or grade level;

        (v)A payment on the last day of the Employment Period in an amount equal to the sum of (A) the additional contributions that would have been allocated to Executive's accounts under the FHP International Employee Stock Ownership Plan (the "ESOP") and the
     FHP Money Purchase Pension Plan if the Executive had remained employed through the end of the Employment Period and deferred the maximum pretax deferral allowed under the terms of the ESOP (after the application of the limitations on deferrals set forth in the ESOP) and (B) the amount of any benefits under the ESOP which were forfeited upon termination of employment but which would have become vested if the Executive had remained employed through the end of the Employment Period;

        (vi)Payment within 30 days of the Date of Termination of all accrued vacation, holiday and personal leave days as of the Date of Termination; and

        (vii) Payment of any unpaid incentive compensation that Executive earned through the Date of Termination in accordance with the terms of any applicable incentive compensation plan.

     The Company reserves the right to deduct from any applicable sum those amounts required by law. Any monies owed to the Company by Executive may be deducted from the Amounts payable pursuant to this Section 6(a). All accruals of vacation, holiday and personal leave days shall end effective the Date of Termination. The payments called for in this Section 6(a) shall be in lieu of and discharge any obligations of Company to Executive for compensation, accrued vacation, accrued personal leave days, accrued holidays, incentive compensation, car allowances or any other expectations of remuneration or benefit on the part of the Executive.

     (b) Death. If the Executive's employment is terminated by reason of the Executive's death during the Employment Period, this Agreement shall terminate without further obligations to the Executive's legal representatives under this Agreement, other than for payment of accrued obligations and the timely payment or provision of other benefits under any plan, program, policy or practice of the Company in accordance with the terms of such plan, program, policy or practice (the "Other Benefits"). Accrued obligations shall be paid to the Executive's estate or beneficiary, as applicable, in a lump sum in cash within 30 days of the Date of Termination.

     (c) Disability. If the Executive's employment is terminated by reason of the Executive's Disability during the Employment Period, this Agreement shall terminate without further obligations to the Executive, other than for payment of accrued obligations and the timely payment or provision of Other Benefits. Accrued obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination.

     (d) Cause; Other than for Good Reason. If the Executive's employment shall be terminated for Cause during the Employment Period, this Agreement shall terminate without further obligations to the Executive other than the obligation to pay to the Executive (x) his Annual Base Salary through the Date of Termination, (y) the amount of any compensation previously deferred by the Executive, and (z) Other Benefits, in each case to the extent theretofore unpaid. If the Executive voluntarily terminates employment during the Employment Period, excluding a termination for Good Reason, this Agreement shall terminate without further obligations to the Executive, other than for accrued obligations and the timely payment or provision of Other Benefits. In such case, all accrued obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination.

     (e) Acceleration of Options. The Board of Directors has determined that the events described in Section 2 hereof will constitute a "Change of Control of the Company" for purposes of Section 13(e) of the Incentive Plan (as defined below). Therefore, if the Executive's employment is terminated other than voluntarily or for Cause, Death or Disability prior to the end of the Employment Period, then, subject to Section 11 of this Agreement, all of the Executive's outstanding Option Rights under, and as defined in, the FHP International Corporation Amended and Restated Executive Incentive Plan
(the "Incentive Plan") which have not otherwise become exercisable shall become immediately exercisable in full on the Date of Termination, and all substantial risks of forfeiture and restrictions on transfer relating to any of the Executive's shares of Restricted Stock under, and as defined in, the Incentive Plan shall be terminated on the Date of Termination. For purposes of this provision, any termination of the Executive's employment other than voluntarily or for Cause, Death or Disability shall be deemed to be a termination for the convenience of the Board; accordingly, any Option Rights granted to the Executive which are or become exercisable as of the Date of Termination shall terminate 90 days after the Date of Termination.

     (f)Duty to Cooperate. During the Employment Period and thereafter, Executive agrees to cooperate with and assist the Company, upon reasonable notice, in the defense of any litigation or governmental investigation arising from events which occurred while Executive was employed by the Company.
Such cooperation and assistance shall include, but not be limited to, Executive's full participation in locating, producing, collecting, analyzing and preparing documents and other informational materials; in preparing for and participating in depositions, hearings and trials; and in responding to document production requests, interrogatories, and other discovery. If it becomes necessary for Executive to testify in any judicial or administrative proceedings, the Company shall reimburse Executive for any reasonable travel expenses (including transportation, food and lodging) which are incurred (or are to be incurred) in connection with such testimony (including preparation therefor). The Company shall not be required to pay Executive any additional consideration, including, but not limited to, consulting or witness fees, in connection with any cooperation, assistance or testimony required of or provided by Executive pursuant to this Agreement. In addition, from the Date of Termination to the end of the Employment Period, the Executive shall devote a reasonable amount of time cooperating with and assisting the Company in maintaining and improving its relationships with its customers.

  7. Non-exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any plan, program, policy or practice provided by the Company or any of its affiliated companies and for which the Executive may qualify, nor, subject to Section 12(f), shall anything herein limit or otherwise affect such rights as the Executive may have under any contract or agreement with the Company or any of its affiliated companies. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan, policy, practice or program of or any contract or agreement with the Company or any of its affiliated companies at or subsequent to the Date of Termination shall be payable in accordance with such plan, policy, practice or program or contract or agreement except as explicitly modified by this Agreement.

  8. Full Settlement. Except as stated herein, the Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Executive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement and such amounts shall not be reduced whether or not the Executive obtains other employment.

  9. Confidential Information. The Executive shall hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies, and their respective businesses, which shall have been obtained by the Executive during the Executive's employment by the Company or any of its affiliated companies and which shall not be or become public knowledge (other than by acts by the Executive or representatives of the Executive in violation of this Agreement). After termination of the Executive's employment with the Company, the Executive shall not, without the prior written consent of the Company or as may otherwise be required by law or legal process, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it.

  10. Successors. (a) This Agreement is personal to the Executive and without the prior written consent of the Company shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives.

     (b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

     (c) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

  11.Certain Reduction of Payments by the Company.

     (a)Notwithstanding anything to the contrary in Section 6 of this Agreement or the Incentive Plan (as defined in Section 6(e) above), in no event shall an Option Right become immediately exercisable or the risks of forfeiture and restrictions relating to Restricted Stock terminate under the Incentive Plan upon the Executive's Date of Termination if such acceleration would
(i) cause any payment made to the Executive, whether pursuant to the terms of this Agreement or otherwise (a "Payment") to constitute an "excess parachute payment" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), or (ii) disqualify the transaction constituting the Change of Control from being accounted for as a "pooling of interests" within the meaning of APB No. 16, which would qualify for such accounting treatment in the absence of such acceleration (the "Disqualification"). In the event acceleration of any Option Rights would cause any Payment to constitute an excess parachute payment, or would cause a Disqualification, the Compensation Committee of the Company's Board of Directors shall select the Option Rights which shall remain unexercisable so that no Payment shall constitute an excess parachute payment and/or no Disqualification shall occur. Any Option Rights which remain unexercisable upon the Executive's Date of Termination by reason of this Section 11(a) shall become exercisable as set forth in Section 11(c) below. Any shares of Restricted Stock which do not become vested by reason of this Section 11(a) shall be forfeited upon the Executive's Date of Termination.

     (b)All determinations required to be made under this Section 11 as to whether a Payment or benefit would be deductible by the Company shall be made by the Company's independent auditors (the "Accounting Firm") which shall provide detailed supporting information both to the Company and the Executive within 30 business days following the Date of Termination or such earlier time as is requested by the Company. A determination as to whether a Disqualification would occur shall be made by the Accounting Firm at least 10 days prior to a Change of Control. Any such determination by the Accounting Firm shall be binding upon the Company and the Executive.

     (c)In the event that any Option Right which is outstanding on the Executive's Date of Termination has not become exercisable because of the application of this Section 11, such Option Right shall become exercisable in such manner and at such times as the Option Right would have become exercisable if the Executive had not terminated employment, and the portion of any such Option Right which becomes exercisable pursuant to this Section 11(c) shall remain exercisable until the earlier of the date which is 90 days following the date on which the Option Right first becomes exercisable or the original expiration date of the Option Right.

  12.  Miscellaneous.

     (a)This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware, without reference to principles of con-flict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

     (b)All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

     If to the Executive:





     If to the Company:

        FHP International Corporation
        9900 Talbert Avenue
        Fountain Valley, California  92708
        Attention:  General Counsel

or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notice and communications shall be effective when actually received by the addressee.

     (c)The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

     (d) As stated, the Company may withhold from any amounts payable under this Agreement such Federal, state, local or foreign taxes as shall be required to be withheld pursuant to any applicable law or regulation.

     (e)The Executive's or the Company's failure to insist upon strict compliance with any provision of this Agreement or the failure to assert any right the Executive or the Company may have hereunder, including, without limitation, the right of the Executive to terminate employment for Good
Reason pursuant to Section 5(c)(i)-(iv) of this Agreement, shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

     (f)The Executive and the Company acknowledge that, except as may otherwise be provided under any other written agreement between the Executive and the Company, the employment of the Executive by the Company is "at will" and, subject to Section 1(a) hereof, prior to the Effective Date, the Executive's employment and/or this Agreement may be terminated by either the Executive or the Company at any time prior to the Effective Date, in which case the Executive shall have no further rights under this Agreement.

     (g)From and after the Effective Date, this Agreement shall supersede any other agreement between the parties with respect to the subject matter hereof entered into prior to the date hereof.

     (h)This Agreement shall be void and without further force and effect unless approved or ratified by the Company's Board of Directors.

     IN WITNESS WHEREOF, the Executive has hereunto set the Executive's hand and, pursuant to the authorization from its Board of Directors, the Company has caused these presents to be executed in its name on its behalf, all as of the day and year first above written.





                            FHP INTERNATIONAL CORPORATION



                            By
                                 Westcott W. Price III
                                 President and Chief
                                 Executive Officer
DOCS\RP0202.doc

                                               EXHIBIT 10.2
                 STOCK PURCHASE AGREEMENT

                       by and among

               FHP International Corporation

                            and

          Talbert Medical Management Corporation,

                     on the one hand,

                            and

                     Kathryn M. Adair,

                     Gloria L. Austin,

                 William P. Bracciodieta,

                  Larry L. Georgopolous,

                 Gary E. Goldstein, M.D.,

                    Richard D. Jacobs,

                      R. Judd Jessup,

                    Jack D. Massimino,

                    Barbara C. McNutt,

                      Kenneth S. Ord,

                  Westcott W. Price III,

                     Walter R. Stone,

                    Margaret Van Meter,

                            and

                   Michael J. Weinstock,

                     on the other hand

                      March 15, 1996

                     TABLE OF CONTENTS
                                                       Page

    1.   Definitions. . . . . . . . . . . . . . . . . .   2
         1.1    Accounting Terms. . . . . . . . . . . .   2
         1.2    Terms Generally . . . . . . . . . . . .   2

    2.   Purchase and Sale of Stock . . . . . . . . . .   2
         2.1    Purchase and Sale . . . . . . . . . . .   2
         2.2    Closing and Closing Date. . . . . . . .   3

    3.   Restrictions . . . . . . . . . . . . . . . . .   3
         3.1    . . . . . . . . . . . . . . . . . . . .   3
         3.2    . . . . . . . . . . . . . . . . . . . .   3

    4.   Additional Securities. . . . . . . . . . . . .   3

    5.   FHP Options to Purchase. . . . . . . . . . . .   4
         5.1    Options Related to Termination of Employment  4
         5.2    Unrestricted Option . . . . . . . . . .   4
         5.3    Performance Options . . . . . . . . . .   4
         5.4    Mechanics of Option Exercise. . . . . .   6
         5.5    Certain Adjustments . . . . . . . . . .   6

    6.   Drag-Along Rights and Tag-Along Rights . . . .   6
         6.1    Drag-Along Rights . . . . . . . . . . .   6
         6.2    Tag-Along Rights. . . . . . . . . . . .   7
         6.3    Same Terms and Conditions . . . . . . .   7

    7.   Registration Rights. . . . . . . . . . . . . .   8
         7.1    Certain Definitions . . . . . . . . . .   8
         7.2    Incidental Registration . . . . . . . .   8
                (a)   Right to Include Registrable Securities  8
                (b)   Priority in Incidental Registrations  8
                (c)   Seller Information; Suspension. .   9
         7.3    Underwritten Offerings; Lockup. . . . .   9
         7.4    Indemnification/Indemnification Agreements  9
         7.5    Termination of Registration Rights. . .   10
         7.6    Registration Expenses . . . . . . . . .   10

    8.   Withholding. . . . . . . . . . . . . . . . . .   10

    9.   Representations, Warranties and Agreements . .   10
         9.1    Authorization . . . . . . . . . . . . .   10
         9.2    Investment Representations. . . . . . .   10
         9.3    Legends; Stop Transfer. . . . . . . . .   12

    10.  Certain Covenants. . . . . . . . . . . . . . .   13
         10.1   Right of First Refusal. . . . . . . . .   13

    11.  Miscellaneous. . . . . . . . . . . . . . . . .   15
         11.1   Remedies. . . . . . . . . . . . . . . .   15
          11.2   Attorneys' Fees. . . . . . . . . . . .   15
          11.3   Notices. . . . . . . . . . . . . . . .   15
          11.4   No Third Party Beneficiaries . . . . .   17
          11.5   Assignment by FHP. . . . . . . . . . . . 17
          11.6   Time is of the Essence . . . . . . . . . 17
          11.7   Entire Agreement; Amendments . . . . . . 17
          11.8   Severability . . . . . . . . . . . . . . 18
          11.9   Counterparts . . . . . . . . . . . . . . 18
          11.10  Governing Law. . . . . . . . . . . . . . 18
          11.11  Waiver of Jury Trials; Consent to Jurisdiction 18
          11.12  Waiver . . . . . . . . . . . . . . . . . 18

                   STOCK PURCHASE AGREEMENT


     THIS STOCK PURCHASE AGREEMENT (the "Agreement") is made and entered into as of March 15, 1996, by and among FHP International Corporation, a Delaware corporation ("FHP"), Talbert Medical Management Corporation, a Delaware corporation (the "Company"), Kathryn M. Adair
("Adair"), Gloria L. Austin ("Austin"), William P. Bracciodieta ("Bracciodieta"), Larry L. Georgopolous ("Georgopolous"), Gary E. Goldstein, M.D. ("Goldstein"), Richard D. Jacobs ("Jacobs"), R. Judd Jessup ("Jessup"), Jack D. Massimino ("Massimino"), Barbara C. McNutt ("McNutt"), Kenneth S. Ord ("Ord"), Westcott W. Price III ("Price"), Walter R. Stone ("Stone"), Margaret Van Meter ("Van Meter"), and Michael J. Weinstock ("Weinstock"). In this Agreement, Adair, Austin, Bracciodieta, Georgopolous, Goldstein, Jacobs, Jessup, Massimino, McNutt, Ord, Price, Stone, Van Meter and Weinstock are referred to individually as a "Management Investor" and collectively as the "Management Investors."

     A. WHEREAS, FHP has formed the Company to function as a physician practice management company to provide practice management services to certain professional corporations; and

     B. WHEREAS, FHP has acquired 9,100,000 shares of the Class A Voting Common Stock of the Company, par value $.01 (one cent) per share (the "Class A Common Stock"), which shares of Class A Common Stock comprise all of the issued and outstanding shares of Class A Common Stock of the Company, for consideration in the amount of $91,000.00; and

     C. WHEREAS, the Company and FHP regard the services provided to the Company by the Management Investors as valuable to the Company and FHP, and have determined that it would be to the advantage and in the best interests of the Company and FHP to provide for the issuance of shares of Class B Common Stock of the Company, par value $.01 (one cent) per share
(the "Class B Common Stock," with the Class A Common Stock and the Class
B Common Stock collectively referred to herein as the "Common Stock"), to the Management Investors as provided for in this Agreement (i) as an inducement to remain in the service of the Company and FHP, and (ii) as an incentive for increased efforts during such service; and

     D. WHEREAS, FHP desires to provide for the issuance of shares of Class B Common Stock of the Company to the Management Investors, and the Management Investors wish to acquire such shares from the Company, all on the terms and subject to the conditions set forth in this Agreement.

     NOW, THEREFORE, in consideration of the mutual promises, representations, warranties, covenants and conditions set forth in this Agreement, and for other good and valuable consideration, the receipt of which is hereby acknowledged, the parties to this Agreement mutually agree as follows:

     1.   Definitions.

          1.1 Accounting Terms. In this Agreement, "GAAP" means generally accepted accounting principles, consistently applied. All accounting terms not specifically defined herein shall be construed in accordance with GAAP.

          1.2 Terms Generally. The definitions in this Agreement shall apply equally to both the singular and plural forms of the terms defined. Whenever the context may require, any pronoun shall include the corresponding masculine, feminine and neuter forms. The words "include", "includes" and "including" shall be deemed to be followed by the phrase "without limitation" if such phrase does not actually appear. The headings of Sections are inserted for convenience of reference only and are not intended to be a part of or to affect the meaning or interpretation of this Agreement. Unless the context shall otherwise require, any reference to any agreement or other instrument or statute or regulation is to it as amended and supplemented from time to time
     (and, in the case of a statute or regulation, to any successor provision). Any reference in this Agreement to a "day" or a number of "days"
     (without the explicit qualification of "business") shall be interpreted as a reference to a calendar day or number of calendar days. If any action or notice is to be taken or given on or by a particular calendar day, and such calendar day is not a business day, then such action or notice shall be deferred until, or may be taken or given, on the next business day.

     2.   Purchase and Sale of Stock.

          2.1 Purchase and Sale. Subject to the terms and conditions of this Agreement, each of the Management Investors, severally and not jointly, agrees to purchase, and FHP agrees to cause the Company to, and the Company agrees to, issue, sell and transfer to each of the Management Investors, severally and not jointly, at the Closing (as defined below), for consideration in the amount of $.01 (one cent) per share, the following: as to each such Management Investor, the number of shares of the Class B Common Stock of the Company (the "Stock") set forth in that certain schedule signed by each of FHP, the Company, and such Management Investor (each, a "Management Investor Schedule").
     The aggregate number of shares of Stock issued to the Management Investors shall be 900,000, and the Stock issued to the Management Investors, collectively, initially shall comprise 9% of the total outstanding Common Stock of the Company (the "Management Stock").
     Stock certificates evidencing the Management Stock, in addition to blank stock powers executed by each Management Investor, initially shall be held by the Assistant Secretary of FHP (the "Escrow Holder"), and shall continue to be held by the Escrow Holder for the periods set forth in Section 3 below, subject to the rights and limitations set forth in this Agreement. All shares of Management Stock shall be fully paid and nonassessable shares. Except as otherwise provided in this Agreement, each Management Investor shall have all rights of a shareholder with respect to the Management Stock, including rights to vote, to receive dividends (including stock dividends), to participate in stock splits or other recapitalizations, and to exchange such shares in a merger, consolidation or other reorganization or exchange of shares.

          2.2 Closing and Closing Date. The closing of the transactions contemplated by this Agreement (the "Closing") shall take place on the date ten (10) days following the date of the execution of this Agreement.

     3. Restrictions. Subject to other limitations contained in this Agreement, the Management Investors shall not have any right to sell, give, pledge, hypothecate or otherwise transfer or dispose of any Management Stock (the "Restrictions") until the Restrictions lapse as provided in this Section
3.  Prior to the lapse of the Restrictions, and subject to the provisions of
Section 3.1 below, the Management Stock shall continue to be held in escrow by the Escrow Holder and shall be deemed to be "Restricted Securities." The Restrictions shall lapse, and the Management Stock (and a proportional amount of any Additional Securities (as defined herein)) shall vest, during the period commencing on the date of the Closing and ending on July 1, 1999 (the "Vesting Period") as follows:

          3.1 The Restrictions imposed on the Restricted Securities under this Section 3 shall lapse as to 25% of the shares of the Management Stock issued to each Management Investor on July 1 of each year during the Vesting Period. Upon the lapse of the Restrictions on shares of the Management Stock, such shares shall cease to be Restricted Securities. Within thirty (30) days after the lapse of the Restrictions on shares of the Management Stock, the Escrow Holder shall, upon receiving confirmation from the Company that the Management Investor's withholding obligations, if any, under Section 8 of this Agreement have been satisfied, transmit to the Management Investor the certificates evidencing those shares of Management Stock with respect to which the Restrictions have lapsed; provided, however, that certificates representing shares of Management Stock which are subject to a Performance Purchase Option under Section 5.3, below, shall not be released from escrow until such time as the applicable Performance Purchase Option has expired without having been exercised.

          3.2 The occurrence of a change in control of the Company or FHP shall not be an event which causes Restrictions imposed upon and remaining applicable to Management Stock to terminate.

     4. Additional Securities. Any securities received as the result of ownership of Restricted Securities ("Additional Securities"), including, without limitation, securities received as a stock dividend or stock split, or as a result of a merger, consolidation, recapitalization or reorganization, shall be held by the Escrow Holder in the same manner and subject to the same conditions as the Restricted Securities with respect to which they were issued. Each Management Investor shall be entitled to direct the Escrow
Holder to exercise any warrant or option received as Additional Securities upon supplying the funds necessary to do so, in which event the securities so purchased shall constitute Additional Securities. In the event any Restricted Securities or Additional Securities consist of a security by its terms or otherwise convertible or exchangeable for another security at the election of the holder thereof, each Management Investor may exercise any such right or conversion or exchange, and any securities so acquired shall be deemed Additional Securities.

     5. FHP Options to Purchase. Notwithstanding the foregoing, the Management Stock held by the Management Investors shall be subject to the following terms:

          5.1 Options Related to Termination of Employment. Prior to the lapse of the Restrictions on any Restricted Securities, and upon such time as a Management Investor ceases to be employed by one of the Company, FHP, or an Affiliate (as defined below) of FHP, FHP shall have the option to purchase from such Management Investor, and such Management Investor shall be obligated to sell to FHP, for consideration in the amount of $.01 (one cent) per share (subject to Section 5.5, below), all or any portion of such Restricted Securities (including any Additional Securities issued in respect of such Restricted Securities) at the date of such termination of employment. As used herein, an "Affiliate" of a Person (as defined in Section 9.2(a), below) shall mean a Person controlling, under common control with or controlled by such Person.

          5.2    Unrestricted Option.  At any time prior to October 1,
     1999, FHP shall have the option to purchase from any Management Investor(s), and such Management Investor(s) shall be obligated to sell to FHP, any or all of the Management Stock, together with any Additional Securities issued in respect of such Management Stock, of such Management Investor(s), at a price per share of $30.00 (subject to Section 5.5, below).

          5.3 Performance Options. FHP shall have the option to purchase from any Management Investor(s), and such Management Investor(s) shall be obligated to sell to FHP, for consideration in the amount of $.01 (one cent) per share (subject to Section 5.5, below), certain amounts of the Management Stock, together with any Additional Securities issued in respect of such Management Stock, under the following circumstances (the "Performance Purchase Options"):

                 (a) If the Company fails to meet the Financial Goal, as adjusted, for the fiscal year 1996, as approved by the Audit Committee of FHP's Board of Directors (the "Audit Committee") in accordance with the procedures outlined in Section 5.3(d) below, FHP shall have the option to purchase from each Management Investor that portion of the Management Stock with respect to which the Restrictions lapsed on July 1, 1996 comprising 20% of the total amount of such Management Stock.

                 (b) If the Company fails to meet the Financial Goal, as adjusted, for the fiscal year 1997, as approved by the Audit Committee in accordance with the procedures outlined in Section 5.3(d) below, FHP shall have the option to purchase from each Management Investor that portion of the Management Stock with respect to which the Restrictions lapsed on July 1, 1997 comprising 20% of the total amount of such Management Stock.

                 (c) If the Company fails to meet the Financial Goal, as adjusted, for the fiscal year 1998, as approved by the Audit Committee in accordance with the procedures outlined in Section 5.3(d) below, FHP shall have the option to purchase from each Management Investor up to an additional 20% of the total amount of Management Stock pursuant to the following formula: for every $100,000 below the amount which is $4 million below the Financial Goal, FHP shall have the option to purchase from each Management Investor 0.5% of the total amount of such person's Management Stock. For example, if the Company's fiscal year 1998 results are $7 million below the Financial Goal for the fiscal year 1998, FHP may purchase additionally that portion of the Management Stock with respect to which the Restrictions lapsed on July 1, 1998 comprising 15% of the total amount of such Management Stock.

                 (d) The Financial Goals for the fiscal years 1996, 1997 and 1988 shall be as approved by the Audit Committee in accordance with the following guidelines: The Financial Goal for fiscal year 1996 will be a pretax loss of $21,784,000 (after allocation of FHP corporate charges and after net interest income or expense). This pretax loss assumes that the Fountain Valley Hospital, Salt Lake City Hospital, and Westminster subacute facility (collectively the "Hospitals") were sold on July 1, 1995. The Financial Goal for fiscal year 1996 will be adjusted to reflect the following: (i) an adjustment will be made to include the budget of daily operating expenses for every day the Hospitals are not sold during the fiscal year (the daily expenses to be added to budget are as follows: Fountain Valley - $35,271, Utah Hospital - $21,271, and Westminster subacute - $10,000); (ii) an adjustment will be made to reflect interest on any debt incurred in connection with the formation of the Company or lease expenses in excess of depreciation for assets leased from FHP or its subsidiaries. The Financial Goal for fiscal year 1997 will be equivalent to the Financial Goal for fiscal year 1996 (a pretax loss of $21,784,000) adjusted to reflect (x) the annual impact of adjustments under clause (ii) above and (y) an improvement of $20,000,000. The Financial Goal for fiscal year 1998 will be the Financial Goal for fiscal year 1997 plus an improvement of $20,000,000. The determination of the Financial Goal for fiscal year 1996 will be approved by the Audit Committee, and the initial determination of the Financial Goals for fiscal year 1997 and 1998 will be approved by the Audit Committee prior to July 1, 1996, and July 1, 1997, respectively.
     The Audit Committee may, in its sole discretion exercised in good faith, adjust the Financial Goals if it determines that such adjustment is necessary or desirable to accomplish the purposes of this Agreement.
     The determination as to whether the Company has met the Financial
     Goal for any particular fiscal year shall be made by the Audit
     Committee within 90 days after the end of such fiscal year (as to each fiscal year, the "Determination Date"). The determinations of the Audit Committee shall be conclusive and binding upon the parties in all respects.

          5.4    Mechanics of Option Exercise.

                 (a) An option granted under Sections 5.1 or 5.2 hereof shall be exercised by FHP upon 30 days' prior written notice to such effect to the Management Investor(s) whose shares are subject to the option.

                 (b) With respect to each Performance Purchase Option granted under Section 5.3 hereof, FHP shall have 90 days from the Determination Date for such fiscal year within which to exercise the Performance Purchase Option for that fiscal year.

                 (c) In the event that an option under this Section 5 is exercised, the total purchase price for such shares shall be paid by bank check at the time the certificate or certificates evidencing the shares involved are delivered. Delivery of the certificate or certificates evidencing the shares involved, properly endorsed, shall be made, against payment therefor, immediately after the date of exercise of the option granted under this Section 5, or such other time as may be agreed upon by the parties to such transaction.

          5.5 Certain Adjustments. The Audit Committee may, in its sole discretion exercised in good faith, adjust the number of shares of Management Stock that may be purchased by FHP at any time upon the exercise of the options provided in this Section 5, and the purchase price per share pursuant thereto, if it determines that such adjustment is equitably required to prevent the dilution or enlargement of the rights of FHP or the Management Investors, as appropriate, that otherwise would result from any stock dividend, stock split, combination of shares, recapitalization or other change in capital structure of the Company, merger, consolidation, spin-off, reorganization, partial or complete liquidation, issuance of rights or warrants to purchase securities, or any other corporate transaction or event having an effect similar to any of the foregoing.

     6.   Drag-Along Rights and Tag-Along Rights.  The provisions of this
Section 6 shall expire at such time as there has been sold or distributed to the public in a spin-off or in one or more underwritten public offerings pursuant to one or more Registration Statements (as defined in Section 7) filed with, and declared effective by, the Commission under the Securities Act (both as defined in Section 7) an aggregate number of shares of the Common Stock of the Company equal to at least twenty percent (20%) of the Common Stock of the Company outstanding after the last such public offering.

          6.1 Drag-Along Rights. If FHP proposes a transaction which would involve the sale or other transfer for consideration by FHP of an amount of shares of Common Stock of the Company, which, if completed, would result in a person or entity (other than FHP or its direct or indirect subsidiaries or affiliates) acquiring 80% or more of the shares of the outstanding Common Stock of the Company held by FHP (a
     "Proposed Transaction"), then FHP shall give written notice (a "Transaction Notice") to the Management Investors describing the material terms of the Proposed Transaction. FHP shall be entitled to require each Management Investor to include in such Proposed
     Transaction all of such Management Investor's shares of Management Stock; provided, however, that no Management Investor shall be required to enter into any Proposed Transaction pursuant to this
     Section 6.1 unless the terms and conditions of the Proposed Transaction provide that either (a) such Management Investor will not be required to participate in any indemnification of the buyer or buyers, or (b) if such Management Investor will participate in such indemnification, (i) such Management Investor's liability will be several and not joint and several, and (ii) such Management Investor's liability will be capped at the market value, determined at the time of receipt, of the net pre-tax proceeds to be received by such Management Investor pursuant to the terms of the Proposed Transaction.

          6.2 Tag-Along Rights. In connection with any Proposed Transaction, each Management Investor shall have a right to include in such Proposed Transaction up to the number of shares of Management
     Stock computed by multiplying (i) the total number of shares of Common Stock of the Company proposed to be sold or otherwise disposed of by FHP pursuant to the Proposed Transaction by (ii) a fraction, the numerator of which shall equal the aggregate number of shares of Management Stock owned by such Management Investor and which are no longer subject to the Restrictions provided for in Section 3 or the Performance Options provided for in Section 5.3 as of the close of business on the day immediately preceding the date of the Transaction Notice and the denominator of which shall equal the sum of the aggregate number of shares of the Common Stock of the Company issued and outstanding on a fully diluted basis on such date. Any Management Investor desiring to exercise his or her tag-along right must deliver a written notice of exercise to FHP within 10 days after the date FHP gives the Transaction Notice to such Management Investors.

          6.3 Same Terms and Conditions. In the case of both the drag-along rights described in Section 6.1 and the tag-along rights described in Section 6.2, a sale of Management Stock by a Management Investor shall be at the same price per share (in both amount and purchase medium) applicable to the sale of the shares of Common Stock of the Company by FHP and otherwise shall be on terms and conditions at least as favorable as those applicable to FHP.

     7.   Registration Rights.

          7.1 Certain Definitions. As used in this Section 7 and elsewhere in this Agreement, the following terms shall have the following respective meanings: (a) "Commission" shall mean the Securities and Exchange Commission or any other Federal agency at the time administering the Securities Act; (b) "Exchange Act" shall mean the Securities Exchange Act of 1934, or any similar Federal statute, and the rules and regulations of the Commission thereunder, all as the same shall be in effect at the time; (c) "Registrable Securities" shall mean all Management Stock and Additional Securities held by the Management
     Investors which are no longer subject to the restrictions specified in
     Section 3 or the purchase options granted to FHP under Section 5; (d) "Securities Act" shall mean the Securities Act of 1933, or any similar Federal statute, and the rules and regulations of the Commission thereunder, all as the same shall be in effect at the time; and (e) The terms "register," "registered" and "registration" refer to a registration effected by preparing and filing a registration statement or similar document in compliance with the Securities Act, and the declaration or ordering of effectiveness of such registration statement or document.

          7.2    Incidental Registration.

                 (a) Right to Include Registrable Securities. If the Company proposes to register any of its Common Stock under the Securities Act (other than by a registration on Form S-4 or S-8 or any successor or similar forms or filed in connection with an exchange offer or any offering of securities solely to the Company's existing stockholders), whether or not for sale for its own account, the Company will each such time give written notice thereof to all Management Investors and, upon the written request of any Management Investor made within 20 days after the receipt of any such notice, the Company will use its best efforts to effect the registration under the Securities Act of the Registrable Securities for which the Management Investor(s) has requested registration thereof; provided, however, that if the Company shall determine for any reason (i) not to register such securities, then the Company shall be relieved of its obligation to use best efforts to effect registration of the Registrable Securities, or
     (ii) to delay registration of such securities, then the Company shall be permitted to delay registering any Registrable Securities.

                 (b) Priority in Incidental Registrations. If a registration pursuant to this Section 7 involves an underwritten offering, and the managing underwriter shall advise the Company that, in its opinion, the number of securities requested and otherwise proposed to be included in such registration exceeds the number which can be sold in such offering within a price range acceptable to the Company, the Company will include in such registration, to the extent of the number which the Company is so advised can be sold in such offering, (i) first, all securities proposed to be sold by the Company,
     (ii) second, all securities proposed to be sold by FHP, and (iii) third, the number of Registrable Securities requested to be included in such registration by the Management Investors and securities of other persons requested to be included in such registration that, in the opinion of such managing underwriter, can be sold, such amount to be allocated among all such Management Investors and other persons pro rata based upon the respective number of securities each such person has requested to be included in such registration.

                 (c) Seller Information; Suspension. The Company may require each seller of Registrable Securities to furnish the Company such information regarding such seller and the distribution of such securities as the Company may from time to time reasonably request. Notwithstanding any other provision of this Agreement, the Management Investors understand that there may be periods during which the Company may determine, in good faith, that it is in the best interest of the Company and its stockholders to defer disclosure of any material facts regarding the Company business which the Company requires for reasonable business purposes to remain confidential (collectively, "Non-Public Information"), until such information has reached a more advanced stage and that during such periods sales of Registrable Securities and the effectiveness of any registration statement covering Registrable Securities may be suspended or delayed. Each Management Investor agrees by acquisition of such Registrable Securities that upon receipt of any notice from the Company of (i) the happening of any event as a result of which the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances under which they were made, or (ii) the development of any Non-Public Information, then such Management Investor will forthwith discontinue such Management
     Investor's disposition of Registrable Securities pursuant to the registration statement relating to such Registrable Securities.

          7.3    Underwritten Offerings; Lockup.

                 In connection with any distribution by one or more underwriters of the Company's securities registered pursuant to this Section
7, to the extent not inconsistent with applicable law, each Management
Investor agrees as a condition to such Management Investor's rights under this Agreement not to effect any public sale or distribution of any equity securities of the Company, or any securities convertible into or exchangeable or exercisable for such securities, including a sale pursuant to Rule 144 under the Securities Act (or any similar provision then in force), during such period as may be agreed to between the Company and the underwriters, except as part of such underwritten registration.

          7.4    Indemnification/Indemnification Agreements.
Notwithstanding the foregoing, the Company may require, as a condition to including any Management Investor's Registrable Securities in any registration statement filed pursuant to this Sections 7, that each Management Investor who has requested that his or her Registrable Securities be included in such registration statement enter into an indemnification agreement with the Company on terms and conditions customary for indemnification agreements in connection with transactions of this type.

          7.5 Termination of Registration Rights. The registration rights granted to the Management Investors pursuant to this Section 7 shall terminate: (a) As to any particular Registrable Securities, at the time that such Registrable Securities can be sold by the Management Investor holding such Registrable Securities pursuant to Rule 144 or successor rules without the necessity for registration; (b) Upon transfer by the Management Investor of such Registrable Securities; and (c) In any event, ten years from the date of this Agreement.

          7.6 Registration Expenses. All expenses incurred by the Company incident to the Company's performance of or compliance with this
Section 7, including, without limitation, all registration and filing fees, fees and expenses of compliance with state securities or blue sky laws, printing expenses and fees and disbursements of counsel for the Company and all independent public accountants (including the expenses of any audit), but excluding underwriting commissions, and discounts and expenses agreed to be paid to underwriters (all such expenses being herein called "Registration Expenses"), shall be borne by the Company.

     8.   Withholding.  The Management Investors acknowledge that the
Company may withhold compensation (in cash, or, at the Company's option, in stock) to satisfy all applicable federal, state, and local income, employment and other tax withholding requirements.

     9.   Representations, Warranties and Agreements.

          9.1 Authorization. FHP and each Management Investor represent and warrants that this Agreement, when executed and delivered by each of them, will constitute a valid and legally binding obligation of each of them, enforceable against each of them in accordance with its terms.

          9.2    Investment Representations.

                 (a)   This Agreement is made with the Management
     Investors in reliance upon each Management Investor's representation to the Company and to FHP, which by such Management Investor's execution and delivery hereof each Management Investor hereby confirms, that the shares of the Management Stock to be received by such Management Investor will be acquired for investment for such Management Investor's own account, not as a nominee or agent, and not with a view to the sale in connection with a public distribution of any part thereof; and (ii) such Management Investor has no present intention of selling, granting a participation in or otherwise distributing, and does not have any contract, undertaking, agreement or arrangement with any natural person, corporation, partnership, association or other entity ("Person") to sell, transfer or grant a participation to such Person, or to any third Person, with respect to any of the shares of the Management Stock.

                 (b) Each Management Investor understands that the Management Stock has not been registered under the Securities Act on the ground that the sale and the issuance of Management Stock hereunder is exempt from registration under the Securities Act pursuant to Section 4(2) thereof and regulations issued thereunder, and that FHP's and the Company's reliance on such exemption is predicated on the Management Investors' representations set forth herein.

                 (c) Each Management Investor represents that such Management Investor is an executive officer or director of the Company or FHP. Each Management Investor further represents that, during the course of the transaction and prior to such Management Investor's purchase of shares of the Management Stock, such Management
     Investor had access to, the opportunity to ask questions of, and receive answers from, representatives of FHP and the Company concerning the terms and conditions of the offering and to obtain additional information (to the extent FHP or the Company possessed such information or could acquire it without unreasonable effort or expense) necessary to verify the accuracy of any information furnished to such Management Investor or to which such Management Investor had access.

                 (d) Each Management Investor has relied solely on its own investigations in making a decision to purchase the Management Stock, and has received no representation or warranty from FHP or the Company, or any of the affiliates, employees or agents of either.

                 (e) Each Management Investor understands that the Management Stock may not be sold, transferred or otherwise disposed of without registration or qualification under the Securities Act and the California Corporate Securities Law of 1968, as amended (the "CSL") or pursuant to an exemption therefrom, and that in the absence of an effective registration statement and permit covering the Management
     Stock or an available exemption from registration under the Securities Act and qualification under the CSL, the Management Stock must be held indefinitely. Each Management Investor represents that, in the absence of such an effective registration statement and permit covering the Management Stock, such Management Investor will sell, transfer or otherwise dispose of the Management Stock only in a manner consistent with his or its representations set forth herein and then only in accordance with the provisions of this Agreement and applicable laws and regulations.

                 (f) Each Management Investor agrees that, except as specifically contemplated hereunder, in no event will such Management Investor transfer or dispose of any of the Management Stock other than pursuant to an effective registration statement under the Securities Act, unless and until (i) there is compliance with all requirements contained in other sections of this Agreement; (ii) the Management Investor shall have notified the Company of the proposed disposition and shall have furnished the Company with a statement of the circumstances surrounding the disposition; (iii) if requested by the Company, at the expense of the Management Investor or transferee, such Management Investor shall have furnished to the Company an opinion of counsel, reasonably satisfactory to the Company, to the effect that such transfer may be consummated without registration under the Securities Act; and
     (iv) the transferee executes and delivers an assumption agreement, in form and substance satisfactory to FHP, by which the transferee assumes all obligations of a Management Investor under this Agreement.

          9.3    Legends; Stop Transfer.

                 (a) All certificates for shares of the Stock shall bear a legend in substantially the following form:

                 THE SECURITIES EVIDENCED BY THIS
                 CERTIFICATE HAVE NOT BEEN REGISTERED
                 UNDER THE SECURITIES ACT OF 1933 OR ANY
                 STATE SECURITIES LAWS AND MAY NOT BE SOLD
                 OR OFFERED FOR SALE EXCEPT IN COMPLIANCE
                 WITH SUCH ACT AND LAWS.

                 THE SECURITIES REPRESENTED BY THIS
                 CERTIFICATE ARE NOT TRANSFERABLE, EXCEPT
                 IN ACCORDANCE WITH THE PROCEDURES AND
                 RESTRICTIONS SET FORTH IN THE CERTIFICATE
                 OF INCORPORATION AND THE STOCK PURCHASE
                 AGREEMENT DATED AS OF May 15, 1996 AMONG
                 THE COMPANY, FHP INTERNATIONAL
                 CORPORATION ("FHP"), KATHRYN M. ADAIR,
                 GLORIA L. AUSTIN, WILLIAM P. BRACCIODIETA,
                 LARRY L. GEORGOPOLOUS, GARY E. GOLDSTEIN,
                 M.D., RICHARD D. JACOBS, R. JUDD JESSUP, JACK
                 D. MASSIMINO, BARBARA C. MCNUTT, KENNETH
                 S. ORD, WESTCOTT W. PRICE III, R. WALTER R.
                 STONE, MARGARET VAN MATER, AND MICHAEL J.
                 WEINSTOCK (THE "STOCK PURCHASE
                 AGREEMENT"), INCLUDING BUT NOT LIMITED TO
                 FHP'S OPTION TO PURCHASE THE SECURITIES
                 REPRESENTED BY THIS CERTIFICATE PURSUANT
                 TO SECTION 5.2 THEREOF.  COPIES OF THE STOCK
                 PURCHASE AGREEMENT ARE FILED AT THE
                 PRINCIPAL OFFICE OF THE COMPANY AND ARE
                 AVAILABLE TO ANY HOLDER WITHOUT CHARGE
                 UPON WRITTEN REQUEST THEREFOR.  ANY
                 PURPORTED TRANSFER IN VIOLATION OF SUCH
                 RESTRICTIONS SHALL BE VOID AND OF NO
                 EFFECT.  AS USED HEREIN, "TRANSFER" SHALL
                 MEAN SALE, EXCHANGE, ASSIGNMENT,
                 TRANSFER, PLEDGE, HYPOTHECATION OR OTHER
                 DISPOSITION OF ANY INTEREST IN A SHARE
                 EXCEPT BY OPERATION OF LAW IN CONNECTION
                 WITH A MERGER OR CONSOLIDATION OF THE
                 COMPANY.

                 THE VOTING OF THE SECURITIES EVIDENCED BY
                 THIS CERTIFICATE IS SUBJECT TO THE
                 PROVISIONS OF THE CERTIFICATE OF
                 INCORPORATION AND THE STOCK PURCHASE
                 AGREEMENT.

                 (b) The certificates for shares of the Management Stock shall also bear any legend required by any applicable state securities law.

                 (c) In addition, the Company shall make a notation regarding the restrictions on transfer of the Management Stock in its stock records, and shares of the Management Stock shall be transferred on the records of the Company only if transferred or sold pursuant to an effective registration statement under the Securities Act covering such shares or pursuant to and in compliance with the provisions of subsection 9.2(f) hereof.

     10.  Certain Covenants.

          10.1 Right of First Refusal. The provisions of this Section 10 shall expire at such time as there has been sold or distributed to the public in a spin-off or in one or more underwritten public offerings pursuant to one or more Registration Statements filed with, and declared effective by, the Commission under the Securities Act.

                 (a)   Each Management Investor agrees that such
     Management Investor will not sell or otherwise dispose of all or any portion of the Management Stock held by such Management Investor unless such sale or disposition (i) involves only those shares of Management Stock (a) with respect to which the Restrictions have lapsed, and (b) are no longer subject to any of the options provided in
     Section 5 hereof, and (ii) is made (a) for consideration that is payable in cash or cash equivalents at the time of sale, (b) only in strict accordance with and after full compliance with the provisions of this Section 10.1, and (c) pursuant to a good faith offer to purchase such Management
     Stock in writing from a responsible third party. In the event of any such proposed sale or other disposition, the Management Investor proposing to make such sale or other disposition (the "Selling Investor") will give notice to the Company and concurrently to FHP containing a complete description of the transaction proposed (the "Proposal"), including the number of shares of Management Stock proposed to be sold or otherwise disposed of (the "Transfer Shares"), the consideration to be paid per Transfer Share and the names of all other parties to, and all other material terms of, the proposed transaction, and a copy of the written offer from the third party.

                 (b) For a period of thirty (30) business days after delivery of the Proposal (the "FHP Option Period"), FHP shall have the sole and exclusive right to purchase all or any portion of the Transfer Shares owned by the Selling Investor for the consideration stated in the Proposal and on such other terms and conditions as those offered to the Selling Investor as set forth in the Proposal.

                 (c) If within the FHP Option Period FHP does not exercise the option provided in subsection (b) above as to all of the Transfer Shares, then for a period of ten (10) days (the "Company
     Option Period") commencing upon the expiration of the FHP Option
     Period (or such earlier time as FHP has either given notice of exercise pursuant to (e) below or has advised the Selling Investor that it does not intend to exercise such option), the Company shall have the sole and exclusive right to purchase all or any portion of the remaining Transfer Shares for the consideration and on the other terms and conditions set forth in the Proposal.

                 (d) After expiration of the FHP Option Period and the Company Option Period, if FHP and the Company have not exercised their respective options so as to purchase, in the aggregate, all of the Transfer Shares proposed to be sold by the Selling Investor, then none of such Transfer Shares will be sold to either of said parties, and within a period ending sixty (60) days after the expiration of the Company
     Option Period, the Selling Investor may sell or otherwise dispose of the Transfer Shares as are the subject of the Proposal, but (i) only for cash or cash equivalents, and (ii) only in strict accordance with the terms and provisions set forth in the Proposal.

                 (e) Any option granted under this Section 10.1 may be exercised by notice in writing to the Selling Investor and the Company stating that such option is exercised.

                 (f)   In the event that the options under this Section
     10.1 have been exercised so as to purchase all of the Transfer Shares proposed to be sold by the Selling Investor, delivery of the certificate or certificates evidencing the Transfer Shares, properly endorsed, shall be made by the Selling Investor against payment therefor within ten (10) days after the expiration of the Company Option Period at the principal office of the Company, unless a different time and place or both is agreed upon by the parties to such transaction, and the total purchase price with respect to such option shall be paid in the manner and at the time or times specified in the Proposal.

                 (g) Notwithstanding anything to the contrary contained in this Agreement, a Management Investor shall be permitted to transfer those shares of such Management Investor's Management
     Stock with respect to which the Restrictions have lapsed, to a Permitted Transferee (as defined below) of such Management Investor. For purposes of this Agreement, "Permitted Transferee" shall mean (i) any member of the immediate family of such Management Investor, (ii) any trust, all of the beneficiaries of which are members of the immediate family of such Management Investor, or (iii) the estate or personal representative of such Management Investor if such Management
     Investor is deceased; provided, however, that any Permitted Transferee to whom such shares of Management Stock are transferred pursuant to this paragraph (g) shall be required, as a condition of such transfer, to execute and deliver a written assumption agreement by which such assignee assumes all rights and obligations of a Management Investor under this Agreement, including but not limited to (i) the restrictions imposed by Sections 5 hereof, and (ii) the rights and obligations of FHP under Section 6 hereof. Any reference to a "Management Investor" contained in this Agreement shall be deemed to include such Management Investor's Permitted Transferees.

     11.  Miscellaneous.

          11.1 Remedies. The parties to this Agreement acknowledge and agree that breach of any of the covenants of FHP, the Company and the Management Investors set forth in this Agreement may not be compensable by payment of money damages and, therefore, that the covenants of FHP, the Company and the Management Investors set forth in this Agreement may be enforced in equity by a decree requiring specific performance. Without limiting the foregoing, if any dispute arises concerning the sale or other disposition of any of the Management Stock subject to this Agreement, the parties to this Agreement agree that an injunction may be issued restraining the sale or other disposition of such Management Stock or rescinding any such sale or other disposition, pending resolution of such controversy. Such remedies shall be cumulative and non-exclusive and shall be in addition to any other rights and remedies the parties may have under this Agreement.

          11.2 Attorneys' Fees. If any party to this Agreement brings an action against another party to enforce its rights under this Agreement, the prevailing party shall be entitled to recover its costs and expenses, including without limitation reasonable attorneys' fees and costs, incurred in connection with such action, including any appeal of such action. In the event that a party brings such an action against more than one of the other parties to this Agreement, any attorneys' fees awarded against such other parties shall be equitably apportioned among such other parties in light of all of the facts and circumstances surrounding their involvement in such action.

          11.3 Notices. Notices and other communication provided for herein shall be in writing (including wire, telex, telecopy or similar writing) and shall be sent, delivered, telexed or telecopied to:

          The Company:    Talbert Medical Management Corporation
                          9900 Talbert Avenue
                          Fountain Valley, CA 92708
                          Attn:  President

          With a copy to:

          FHP:            FHP International Corporation
                          9900 Talbert Avenue
                          Fountain Valley, CA 92708
                          Attn:  Secretary

          With a copy to:

          The Management  Kathryn M. Adair
           Investors:     7021 Pinebrook Road
                          Park City, UT 84060

                          Gloria L. Austin
                          17 Whispering Wind
                          Irvine, CA 92714

                          William P. Bracciodieta
                          8121 Wadebridge Circle
                          Huntington Beach, CA 92646

                          Larry L. Georgopolous
                          12009 Ibex Avenue N.E.
                          Albuquerque, NM 87111

                          Gary E. Goldstein, M.D.
                          6 Amber Sky Drive
                          Rancho Palos Verdes, CA 90275

                          Richard D. Jacobs
                          4176 W. Jasper
                          Chandler, AZ 85226

                          R. Judd Jessup
                          30962 Via Serenidad
                          Coto de Caza, CA 92679

                          Jack D. Massimino
                          25362 Gallup Circle
                          Laguna Hills, CA 92653

                          Barbara C. McNutt
                          825 Fox Tail Way
                          Las Vegas, NV 89123

                          Kenneth S. Ord
                          11 Emerald Glen
                          Laguna Niguel, CA 92677

                          Westcott W. Price III
                          1505 Emerald Bay
                          Laguna Beach, CA 92651

                          Walter R. Stone
                          6492 Doral Drive
                          Huntington Beach, CA 92648

                          Margaret Van Meter
                          #1 Cala Churcha Street
                          Barrigada Heights, GU 96921

                          Michael J. Weinstock
                          8 Morning Sun
                          Irvine, CA 92715

          11.4 No Third Party Beneficiaries. Nothing contained in this Agreement, express or implied, is intended to confer upon any person or entity other than the parties hereto and their successors in interest and permitted assignees, any rights or remedies under or by reason of this Agreement unless expressly so stated otherwise in this Agreement.

          11.5 Assignment by FHP. This Agreement shall be binding upon and inure to the benefit of any successor or successors of FHP. This Agreement is assignable by FHP to (i) any purchaser of all or substantially all of FHP's shares of the capital stock of the Company, (ii) any wholly-owned subsidiary of FHP, or (iii) the Company; provided, however, that such assignee shall execute and deliver a written assumption agreement by which such assignee assumes all obligations of FHP under this Agreement. In the event of an assignment by FHP pursuant to this Section 11.5, FHP shall have the ability to delegate the functions to be performed by the Audit Committee hereunder (including any discretionary functions) to any committee of such assignee with substantially similar functions.

          11.6 Time is of the Essence. Time is of the essence in respect to all provisions of this Agreement in which a definite time for performance is specified.

          11.7 Entire Agreement; Amendments. This Agreement and the Exhibits and Schedules specifically referred to herein represents the entire, final agreement of the parties hereto with respect to the subject matter hereof, superseding all prior agreements, understandings, discussions, negotiations and commitments of any kind. This Agreement may not be amended or supplemented, nor may any rights hereunder be waived, except in a writing signed by each of the parties affected thereby.

          11.8 Severability. In the event that any provision or any part of any provision of this Agreement is held to be illegal, invalid or unenforceable, such illegality, invalidity or unenforceability shall not affect the validity or enforceability of any other provision or part hereof.

          11.9 Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

          11.10 Governing Law. The validity, interpretation, enforceability, and performance of this Agreement shall be governed by and construed in accordance with the law of the State of Delaware, without reference to its conflicts of law rules.

          11.11  Waiver of Jury Trials; Consent to Jurisdiction.  WITH
RESPECT TO ANY LITIGATION ARISING OUT OF THIS AGREEMENT OR
ANY RELATED TRANSACTION, THE PARTIES EXPRESSLY WAIVE ANY
RIGHT THEY MAY HAVE TO A JURY TRIAL AND AGREE THAT ANY
SUCH LITIGATION SHALL BE TRIED BY A JUDGE WITHOUT A JURY.
Each party agrees to non-exclusive personal jurisdiction and venue in the United States District Court for the Central District of California (and any California State court within that District) for that purpose, and appoints the person set forth in Section 11.3 as its agent for service of process in such jurisdiction.

          11.12 Waiver. The waiver by any party of any instance of any other party's noncompliance with any obligation or responsibility herein shall not be deemed a waiver of other instances or of any party's remedies for such noncompliance.

             [the next page is the signature page]

          IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date first above mentioned.

                       FHP International Corporation,
                       a Delaware corporation


                       By: /s/ Burke F. Gumbiner
                       Name: Burke F. Gumbiner
                       Title: Senior Vice President

                       Talbert Medical Management Corporation,
                       a Delaware corporation


                       By: /s/ Michael A. Montevideo
                       Name: Michael A. Montevideo
                       Title: Assistant Treasurer



     /s/ Kathryn M. Adair
     Kathryn M. Adair


     /s/ Gloria L. Austin
     Gloria L. Austin


     /s/ William P. Bracciodieta
     William P. Bracciodieta


     /s/ Larry L. Georgopolous
     Larry L. Georgopolous


     /s/ Gary E. Goldstein
     Gary E. Goldstein, M.D.


     /s/ Richard D. Jacobs
     Richard D. Jacobs


     /s/ R. Judd Jessup
     R. Judd Jessup

     /s/ Jack D. Massimino
     Jack D. Massimino


     /s/ Barbara C. McNutt
     Barbara C. McNutt


     /s/ Kenneth S. Ord
     Kenneth S. Ord


     /s/ Westcott W. Price III
     Westcott W. Price III


     /s/ Walter R. Stone
     Walter R. Stone


     /s/ Margaret Van Meter
     Margaret Van Meter


     /s/ Michael J. Weinstock
     Michael J. Weinstock

                 MANAGEMENT INVESTOR SCHEDULE


     This Management Investor Schedule has been prepared pursuant to
Section 2.1 of that certain Stock Purchase Agreement, dated as of March 15, 1996, by and among FHP International Corporation, a Delaware corporation ("FHP"), Talbert Medical Management Corporation, a Delaware corporation (the "Company"), Kathryn M. Adair ("Adair"), Gloria L. Austin ("Austin"), William P. Bracciodieta ("Bracciodieta"), Larry L. Georgopolous ("Georgopolous"), Gary E. Goldstein, M.D. ("Goldstein"), Richard D. Jacobs ("Jacobs"), R. Judd Jessup ("Jessup"), Jack D. Massimino ("Massimino"), Barbara C. McNutt ("McNutt"), Kenneth S. Ord ("Ord"), Westcott W. Price III ("Price"), Walter R. Stone ("Stone"), Margaret Van Meter ("Van Meter"), and Michael J. Weinstock ("Weinstock").


Management Investor                                  # of Shares

Kathryn M. Adair                                         25,000
7021 Pinebrook Road
Park City, UT 84060



                       FHP International Corporation,
                       a Delaware corporation


                       By: /s/ Burke F. Gumbiner
                       Name: Burke F. Gumbiner
                       Title: Senior Vice President

                       Talbert Medical Management Corporation,
                       a Delaware corporation


                       By: /s/ Michael A. Montevideo
                       Name: /s/ Michael A. Montevideo
                       Title: Assistant Treasurer



                       /s/ Kathryn M. Adair
                       Kathryn M. Adair

                 MANAGEMENT INVESTOR SCHEDULE


     This Management Investor Schedule has been prepared pursuant to
Section 2.1 of that certain Stock Purchase Agreement, dated as of March 15, 1996, by and among FHP International Corporation, a Delaware corporation ("FHP"), Talbert Medical Management Corporation, a Delaware corporation (the "Company"), Kathryn M. Adair ("Adair"), Gloria L. Austin ("Austin"), William P. Bracciodieta ("Bracciodieta"), Larry L. Georgopolous ("Georgopolous"), Gary E. Goldstein, M.D. ("Goldstein"), Richard D. Jacobs ("Jacobs"), R. Judd Jessup ("Jessup"), Jack D. Massimino ("Massimino"), Barbara C. McNutt ("McNutt"), Kenneth S. Ord ("Ord"), Westcott W. Price III ("Price"), Walter R. Stone ("Stone"), Margaret Van Meter ("Van Meter"), and Michael J. Weinstock ("Weinstock").


Management Investor                                  # of Shares

Gloria L. Austin                                         50,000
17 Whispering Wind
Irvine, CA 92714


                       FHP International Corporation,
                       a Delaware corporation


                       By: /s/ Burke F. Gumbiner
                       Name: Burke F. Gumbiner
                       Title: Senior Vice President

                       Talbert Medical Management Corporation,
                       a Delaware corporation


                       By: /s/ Michael A. Montevideo
                       Name: Michael A. Montevideo
                       Title: Assistant Treasurer



                       /s/ Gloria L. Austin
                       Gloria L. Austin

                 MANAGEMENT INVESTOR SCHEDULE


     This Management Investor Schedule has been prepared pursuant to
Section 2.1 of that certain Stock Purchase Agreement, dated as of March 15, 1996, by and among FHP International Corporation, a Delaware corporation ("FHP"), Talbert Medical Management Corporation, a Delaware corporation (the "Company"), Kathryn M. Adair ("Adair"), Gloria L. Austin ("Austin"), William P. Bracciodieta ("Bracciodieta"), Larry L. Georgopolous ("Georgopolous"), Gary E. Goldstein, M.D. ("Goldstein"), Richard D. Jacobs ("Jacobs"), R. Judd Jessup ("Jessup"), Jack D. Massimino ("Massimino"), Barbara C. McNutt ("McNutt"), Kenneth S. Ord ("Ord"), Westcott W. Price III ("Price"), Walter R. Stone ("Stone"), Margaret Van Meter ("Van Meter"), and Michael J. Weinstock ("Weinstock").


Management Investor                                  # of Shares

William P. Bracciodieta                                  20,000
8121 Wadebridge Circle
Huntington Beach, CA 92646


                       FHP International Corporation,
                       a Delaware corporation


                       By: /s/ Burke F. Gumbiner
                       Name: Burke F. Gumbiner
                       Title: Senior Vice President

                       Talbert Medical Management Corporation,
                       a Delaware corporation


                       By: /s/ Michael A. Montevideo
                       Name: Michael A. Montevideo
                       Title: Assistant Treasurer



                       /s/ William P. Bracciodieta
                       William P. Bracciodieta

                 MANAGEMENT INVESTOR SCHEDULE


     This Management Investor Schedule has been prepared pursuant to
Section 2.1 of that certain Stock Purchase Agreement, dated as of March 15, 1996, by and among FHP International Corporation, a Delaware corporation ("FHP"), Talbert Medical Management Corporation, a Delaware corporation (the "Company"), Kathryn M. Adair ("Adair"), Gloria L. Austin ("Austin"), William P. Bracciodieta ("Bracciodieta"), Larry L. Georgopolous ("Georgopolous"), Gary E. Goldstein, M.D. ("Goldstein"), Richard D. Jacobs ("Jacobs"), R. Judd Jessup ("Jessup"), Jack D. Massimino ("Massimino"), Barbara C. McNutt ("McNutt"), Kenneth S. Ord ("Ord"), Westcott W. Price III ("Price"), Walter R. Stone ("Stone"), Margaret Van Meter ("Van Meter"), and Michael J. Weinstock ("Weinstock").



Management Investor                                  # of Shares

Larry L. Georgopolous                                    20,000
12009 Ibex Avenue N.E.
Albuquerque, NM 87111


                       FHP International Corporation,
                       a Delaware corporation


                       By: /s/ Burke F. Gumbiner
                       Name: Burke F. Gumbiner
                       Title: Senior Vice President

                       Talbert Medical Management Corporation,
                       a Delaware corporation


                       By: /s/ Michael A. Montevideo
                       Name: Michael A. Montevideo
                       Title: Assistant Treasurer



                       /s/ Larry L. Georgopolous
                       Larry L. Georgopolous

                 MANAGEMENT INVESTOR SCHEDULE


     This Management Investor Schedule has been prepared pursuant to
Section 2.1 of that certain Stock Purchase Agreement, dated as of March 15, 1996, by and among FHP International Corporation, a Delaware corporation ("FHP"), Talbert Medical Management Corporation, a Delaware corporation (the "Company"), Kathryn M. Adair ("Adair"), Gloria L. Austin ("Austin"), William P. Bracciodieta ("Bracciodieta"), Larry L. Georgopolous ("Georgopolous"), Gary E. Goldstein, M.D. ("Goldstein"), Richard D. Jacobs ("Jacobs"), R. Judd Jessup ("Jessup"), Jack D. Massimino ("Massimino"), Barbara C. McNutt ("McNutt"), Kenneth S. Ord ("Ord"), Westcott W. Price III ("Price"), Walter R. Stone ("Stone"), Margaret Van Meter ("Van Meter"), and Michael J. Weinstock ("Weinstock").


Management Investor                                  # of Shares

Gary E. Goldstein, M.D.                                  50,000
6 Amber Sky Drive
Rancho Palos Verdes, CA 90275


                       FHP International Corporation,
                       a Delaware corporation


                       By: /s/ Burke F. Gumbiner.
                       Name: Burke F. Gumbiner
                       Title: Senior Vice President

                       Talbert Medical Management Corporation,
                       a Delaware corporation


                       By: /s/ Michael A. Montevideo
                       Name: Michael A. Montevideo
                       Title: Assistant Treasurer



                       /s/ Gary E. Goldstein, M.D.
                       Gary E. Goldstein, M.D.

                 MANAGEMENT INVESTOR SCHEDULE


     This Management Investor Schedule has been prepared pursuant to
Section 2.1 of that certain Stock Purchase Agreement, dated as of March 15, 1996, by and among FHP International Corporation, a Delaware corporation ("FHP"), Talbert Medical Management Corporation, a Delaware corporation (the "Company"), Kathryn M. Adair ("Adair"), Gloria L. Austin ("Austin"), William P. Bracciodieta ("Bracciodieta"), Larry L. Georgopolous ("Georgopolous"), Gary E. Goldstein, M.D. ("Goldstein"), Richard D. Jacobs ("Jacobs"), R. Judd Jessup ("Jessup"), Jack D. Massimino ("Massimino"), Barbara C. McNutt ("McNutt"), Kenneth S. Ord ("Ord"), Westcott W. Price III ("Price"), Walter R. Stone ("Stone"), Margaret Van Meter ("Van Meter"), and Michael J. Weinstock ("Weinstock").


Management Investor                                  # of Shares

Richard D. Jacobs                                        25,000
4176 W. Jasper
Chandler, AZ 85226


                       FHP International Corporation,
                       a Delaware corporation


                       By: /s/ Burke F. Gumbiner
                       Name: Burke F. Gumbiner
                       Title: Senior Vice President

                       Talbert Medical Management Corporation,
                       a Delaware corporation


                       By: /s/ Michael A. Montevideo
                       Name: Michael A. Montevideo
                       Title: Assistant Treasurer



                       /s/ Richard D. Jacobs
                       Richard D. Jacobs

                 MANAGEMENT INVESTOR SCHEDULE


     This Management Investor Schedule has been prepared pursuant to
Section 2.1 of that certain Stock Purchase Agreement, dated as of March 15, 1996, by and among FHP International Corporation, a Delaware corporation ("FHP"), Talbert Medical Management Corporation, a Delaware corporation (the "Company"), Kathryn M. Adair ("Adair"), Gloria L. Austin ("Austin"), William P. Bracciodieta ("Bracciodieta"), Larry L. Georgopolous ("Georgopolous"), Gary E. Goldstein, M.D. ("Goldstein"), Richard D. Jacobs ("Jacobs"), R. Judd Jessup ("Jessup"), Jack D. Massimino ("Massimino"), Barbara C. McNutt ("McNutt"), Kenneth S. Ord ("Ord"), Westcott W. Price III ("Price"), Walter R. Stone ("Stone"), Margaret Van Meter ("Van Meter"), and Michael J. Weinstock ("Weinstock").


Management Investor                                  # of Shares

R. Judd Jessup                                           67,500
30962 Via Serenidad
Coto de Caza, CA 92679


                       FHP International Corporation,
                       a Delaware corporation


                       By: /s/ Burke F. Gumbiner
                       Name: Burke F. Gumbiner
                       Title: Senior Vice President

                       Talbert Medical Management Corporation,
                       a Delaware corporation


                       By: /s/ Michael A. Montevideo
                       Name: Michael A. Montevideo
                       Title: Assistant Treasurer



                       /s/ R. Judd Jessup
                       R. Judd Jessup

                 MANAGEMENT INVESTOR SCHEDULE


     This Management Investor Schedule has been prepared pursuant to
Section 2.1 of that certain Stock Purchase Agreement, dated as of March 15, 1996, by and among FHP International Corporation, a Delaware corporation ("FHP"), Talbert Medical Management Corporation, a Delaware corporation (the "Company"), Kathryn M. Adair ("Adair"), Gloria L. Austin ("Austin"), William P. Bracciodieta ("Bracciodieta"), Larry L. Georgopolous ("Georgopolous"), Gary E. Goldstein, M.D. ("Goldstein"), Richard D. Jacobs ("Jacobs"), R. Judd Jessup ("Jessup"), Jack D. Massimino ("Massimino"), Barbara C. McNutt ("McNutt"), Kenneth S. Ord ("Ord"), Westcott W. Price III ("Price"), Walter R. Stone ("Stone"), Margaret Van Meter ("Van Meter"), and Michael J. Weinstock ("Weinstock").


Management Investor                                  # of Shares

Jack D. Massimino                                       500,000
25362 Gallup Circle
Laguna Hills, CA 92653


                       FHP International Corporation,
                       a Delaware corporation


                       By: /s/ Burke F. Gumbiner
                       Name: Burke F. Gumbiner
                       Title: Senior Vice President

                       Talbert Medical Management Corporation,
                       a Delaware corporation


                       By: /s/ Michael A. Montevideo
                       Name: Michael A. Montevideo
                       Title: Assistant Treasurer



                       /s/ Jack D. Massimino
                       Jack D. Massimino

                 MANAGEMENT INVESTOR SCHEDULE


     This Management Investor Schedule has been prepared pursuant to
Section 2.1 of that certain Stock Purchase Agreement, dated as of March 15, 1996, by and among FHP International Corporation, a Delaware corporation ("FHP"), Talbert Medical Management Corporation, a Delaware corporation (the "Company"), Kathryn M. Adair ("Adair"), Gloria L. Austin ("Austin"), William P. Bracciodieta ("Bracciodieta"), Larry L. Georgopolous ("Georgopolous"), Gary E. Goldstein, M.D. ("Goldstein"), Richard D. Jacobs ("Jacobs"), R. Judd Jessup ("Jessup"), Jack D. Massimino ("Massimino"), Barbara C. McNutt ("McNutt"), Kenneth S. Ord ("Ord"), Westcott W. Price III ("Price"), Walter R. Stone ("Stone"), Margaret Van Meter ("Van Meter"), and Michael J. Weinstock ("Weinstock").


Management Investor                                  # of Shares

Barbara C. McNutt                                        15,000
825 Fox Tail Way
Las Vegas, NV 89123


                       FHP International Corporation,
                       a Delaware corporation


                       By: /s/ Burke F. Gumbiner
                       Name: Burke F. Gumbiner
                       Title: Senior Vice President

                       Talbert Medical Management Corporation,
                       a Delaware corporation


                       By: /s/ Michael A. Montevideo
                       Name: Michael A. Montevideo
                       Title: Assistant Treasurer



                       /s/ Barbara C. McNutt
                       Barbara C. McNutt

                 MANAGEMENT INVESTOR SCHEDULE


     This Management Investor Schedule has been prepared pursuant to
Section 2.1 of that certain Stock Purchase Agreement, dated as of March 15, 1996, by and among FHP International Corporation, a Delaware corporation ("FHP"), Talbert Medical Management Corporation, a Delaware corporation (the "Company"), Kathryn M. Adair ("Adair"), Gloria L. Austin ("Austin"), William P. Bracciodieta ("Bracciodieta"), Larry L. Georgopolous ("Georgopolous"), Gary E. Goldstein, M.D. ("Goldstein"), Richard D. Jacobs ("Jacobs"), R. Judd Jessup ("Jessup"), Jack D. Massimino ("Massimino"), Barbara C. McNutt ("McNutt"), Kenneth S. Ord ("Ord"), Westcott W. Price III ("Price"), Walter R. Stone ("Stone"), Margaret Van Meter ("Van Meter"), and Michael J. Weinstock ("Weinstock").


Management Investor                                  # of Shares

Kenneth S. Ord                                           10,000
11 Emerald Glen
Laguna Niguel, CA 92677


                       FHP International Corporation,
                       a Delaware corporation


                       By: /s/ Burke F. Gumbiner
                       Name: Burke F. Gumbiner
                       Title: Senior Vice President

                       Talbert Medical Management Corporation,
                       a Delaware corporation


                       By: /s/ Michael A. Montevideo
                       Name: Michael A. Montevideo
                       Title: Assistant Treasurer



                       /s/ Kenneth S. Ord
                       Kenneth S. Ord

                 MANAGEMENT INVESTOR SCHEDULE


     This Management Investor Schedule has been prepared pursuant to
Section 2.1 of that certain Stock Purchase Agreement, dated as of March 15, 1996, by and among FHP International Corporation, a Delaware corporation ("FHP"), Talbert Medical Management Corporation, a Delaware corporation (the "Company"), Kathryn M. Adair ("Adair"), Gloria L. Austin ("Austin"), William P. Bracciodieta ("Bracciodieta"), Larry L. Georgopolous ("Georgopolous"), Gary E. Goldstein, M.D. ("Goldstein"), Richard D. Jacobs ("Jacobs"), R. Judd Jessup ("Jessup"), Jack D. Massimino ("Massimino"), Barbara C. McNutt ("McNutt"), Kenneth S. Ord ("Ord"), Westcott W. Price III ("Price"), Walter R. Stone ("Stone"), Margaret Van Meter ("Van Meter"), and Michael J. Weinstock ("Weinstock").


Management Investor                                  # of Shares

Westcott W. Price III                                    67,500
1505 Emerald Bay
Laguna Beach, CA 92651


                       FHP International Corporation,
                       a Delaware corporation


                       By: /s/ Burke F. Gumbiner
                       Name: Burke F. Gumbiner
                       Title: Senior Vice President

                       Talbert Medical Management Corporation,
                       a Delaware corporation


                       By: /s/ Michael A. Montevideo
                       Name: Michael A. Montevideo
                       Title: Assistant Treasurer



                       /s/ Westcott W. Price III
                       Westcott W. Price III

                 MANAGEMENT INVESTOR SCHEDULE


     This Management Investor Schedule has been prepared pursuant to
Section 2.1 of that certain Stock Purchase Agreement, dated as of March 15, 1996, by and among FHP International Corporation, a Delaware corporation ("FHP"), Talbert Medical Management Corporation, a Delaware corporation (the "Company"), Kathryn M. Adair ("Adair"), Gloria L. Austin ("Austin"), William P. Bracciodieta ("Bracciodieta"), Larry L. Georgopolous ("Georgopolous"), Gary E. Goldstein, M.D. ("Goldstein"), Richard D. Jacobs ("Jacobs"), R. Judd Jessup ("Jessup"), Jack D. Massimino ("Massimino"), Barbara C. McNutt ("McNutt"), Kenneth S. Ord ("Ord"), Westcott W. Price III ("Price"), Walter R. Stone ("Stone"), Margaret Van Meter ("Van Meter"), and Michael J. Weinstock ("Weinstock").


Management Investor                                  # of Shares

Walter R. Stone                                          20,000
6492 Doral Drive
Huntington Beach, CA 92648


                       FHP International Corporation,
                       a Delaware corporation


                       By: /s/ Burke F. Gumbiner
                       Name: Burke F. Gumbiner
                       Title: Senior Vice President

                       Talbert Medical Management Corporation,
                       a Delaware corporation


                       By: /s/ Michael A. Montevideo
                       Name: Michael A. Montevideo
                       Title: Assistant Treasurer



                       /s/ Walter R. Stone
                       Walter R. Stone

                 MANAGEMENT INVESTOR SCHEDULE


     This Management Investor Schedule has been prepared pursuant to
Section 2.1 of that certain Stock Purchase Agreement, dated as of March 15, 1996, by and among FHP International Corporation, a Delaware corporation ("FHP"), Talbert Medical Management Corporation, a Delaware corporation (the "Company"), Kathryn M. Adair ("Adair"), Gloria L. Austin ("Austin"), William P. Bracciodieta ("Bracciodieta"), Larry L. Georgopolous ("Georgopolous"), Gary E. Goldstein, M.D. ("Goldstein"), Richard D. Jacobs ("Jacobs"), R. Judd Jessup ("Jessup"), Jack D. Massimino ("Massimino"), Barbara C. McNutt ("McNutt"), Kenneth S. Ord ("Ord"), Westcott W. Price III ("Price"), Walter R. Stone ("Stone"), Margaret Van Meter ("Van Meter"), and Michael J. Weinstock ("Weinstock").


Management Investor                                  # of Shares

Margaret Van Meter                                   20,000
#1 Cala Churcha Street
Barrigada Heights, GU 96921


                       FHP International Corporation,
                       a Delaware corporation


                       By: /s/ Burke F. Gumbiner
                       Name: Burke F. Gumbiner
                       Title: Senior Vice President

                       Talbert Medical Management Corporation,
                       a Delaware corporation


                       By: /s/ Michael A. Montevideo
                       Name: Michael A. Montevideo
                       Title: Assistant Treasurer



                       /s/ Margaret Van Meter
                       Margaret Van Meter

                 MANAGEMENT INVESTOR SCHEDULE


     This Management Investor Schedule has been prepared pursuant to
Section 2.1 of that certain Stock Purchase Agreement, dated as of March 15, 1996, by and among FHP International Corporation, a Delaware corporation ("FHP"), Talbert Medical Management Corporation, a Delaware corporation (the "Company"), Kathryn M. Adair ("Adair"), Gloria L. Austin ("Austin"), William P. Bracciodieta ("Bracciodieta"), Larry L. Georgopolous ("Georgopolous"), Gary E. Goldstein, M.D. ("Goldstein"), Richard D. Jacobs ("Jacobs"), R. Judd Jessup ("Jessup"), Jack D. Massimino ("Massimino"), Barbara C. McNutt ("McNutt"), Kenneth S. Ord ("Ord"), Westcott W. Price III ("Price"), Walter R. Stone ("Stone"), Margaret Van Meter ("Van Meter"), and Michael J. Weinstock ("Weinstock").


Management Investor                                  # of Shares

Michael J. Weinstock                                     10,000
8 Morning Sun
Irvine, CA 92715

                       FHP International Corporation,
                       a Delaware corporation


                       By: /s/ Burke F. Gumbiner
                       Name: Burke F. Gumbiner
                       Title: Senior Vice President

                       Talbert Medical Management Corporation,
                       a Delaware corporation


                       By: /s/ Michael A. Montevideo
                       Name: Michael A. Montevideo
                       Title: Assistant Treasurer



                       /s/ Michael J. Weinstock
                       Michael J. Weinstock

                                                    EXHIBIT 10.3
          AMENDMENT NO. 1 TO STOCK PURCHASE AGREEMENT


     This AMENDMENT NO. 1 TO STOCK PURCHASE AGREEMENT,
dated as of May      , 1996 (the "Amendment"), is made by and among FHP
International Corporation, a Delaware corporation ("FHP"), Talbert Medical Management Corporation, a Delaware corporation (the "Company"), Talbert Health Services Corporation, a Delaware corporation ("THSC"), Kathryn M. Adair, Gloria L. Austin, William P. Bracciodieta ("Bracciodieta"), Larry L. Georgopolous, Gary E. Goldstein, M.D., Richard D. Jacobs, R. Judd Jessup, Jack D. Massimino, Barbara C. McNutt, Kenneth S. Ord, Westcott W. Price
III, Walter R. Stone, Margaret Van Meter, and Michael J. Weinstock. Defined terms not defined herein shall have the meanings assigned to them in the Stock Purchase Agreement.

     WHEREAS, FHP, the Company and the Management Investors are parties to that certain Stock Purchase Agreement, dated as of March 15, 1996 (the "Stock Purchase Agreement"); and

     WHEREAS, the Management Stock has not yet been issued to the Management Investors pursuant to the Stock Purchase Agreement; and

     WHEREAS, Bracciodieta is no longer in the employ of the Company; and

     WHEREAS, FHP, the Company and the Management Investors desire to amend the Stock Purchase Agreement in these and certain other respects as set forth below.

     NOW, THEREFORE, in consideration of the premises and the representations, warranties, covenants and agreements contained herein, the parties hereto agree as follows:

     1. Amendments to Stock Purchase Agreement. The Stock Purchase Agreement is hereby amended as follows:

          (a)    Purchase of Class A Common Stock and THSC Common
Stock.

                 (1) The recitals on page 1 of the Stock Purchase Agreement are hereby amended to read as follows:

                       "A.   WHEREAS, FHP has formed the Company
                 to function as a physician practice management company to provide practice management services to certain professional corporations; and

                       "B.   WHEREAS, FHP has formed THSC to provide
                 ancillary medical services; and

                       "C.   WHEREAS, FHP has acquired 9,100,000
                 shares of the Class A Voting Common Stock of the Company, par value $.01 (one cent) per share (the "TMMC Class A Common Stock", with the TMMC Class A Common Stock and the Class B Common Stock of the Company, par value $.01 (one cent) per share, collectively referred to herein as the "TMMC Common Stock"), which shares of TMMC Class A Common Stock comprise all of the issued and outstanding shares of the common stock of the Company, for consideration in the amount of $91,000.00; and

                       "D.   WHEREAS, FHP has acquired 500 shares of
                 the Common Stock of THSC, no par value (the "THSC Common Stock"), which shares of THSC Common Stock comprise all of the issued and outstanding shares of the common stock of THSC, for consideration in the amount of $1,000.00; and

                       "E.   WHEREAS, the Company, FHP and THSC regard
                 the services provided to the Company by the Management Investors as valuable to the Company, FHP, and THSC and have determined that it would be to the advantage and in the best interests of the Company, FHP and THSC to provide for the issuance of shares of TMMC Class A Common Stock and THSC Common Stock to the
                 Management Investors as provided for in this Agreement (i) as an inducement to remain in the service of the Company, FHP and THSC, and (ii) as an incentive for increased efforts during such service; and

                       "F.   WHEREAS, FHP desires to provide for the
                 issuance of shares of TMMC Class A Common Stock and THSC Common Stock to the Management Investors, and the Management Investors wish to acquire such shares from the Company and from THSC, respectively, all on the terms and subject to the conditions set forth in this Agreement."

                 (2) The first two sentences of Section 2.1 of the Stock Purchase Agreement are hereby amended to read as follows:

                       "Subject to the terms and conditions of this
                 Agreement, each of the Management Investors, severally and not jointly, agrees to purchase, and FHP agrees to cause the Company and THSC to, and the Company and THSC, respectively, agree to, issue, sell and transfer to each of the Management Investors, severally and not jointly, at the Closing (as defined below), the following:
                 (i) for consideration in the amount of $.01 (one cent) per share, as to each such Management Investor, the number of shares of the TMMC Class A Common Stock
                 (the "TMMC Stock") set forth in that certain schedule signed by each of FHP, the Company, THSC and such Management Investor (each, a "Management Investor Schedule"), and (ii) for consideration in the amount of $2.00 (two dollars) per share, as to each such Management Investor, the number of shares of the THSC Common Stock (the "THSC Stock", with the
                 TMMC Stock and the THSC Stock collectively referred to herein as the "Stock") set forth in the Management Investor Schedules. The aggregate number of shares of TMMC Stock issued to the Management Investors shall be 880,000 (the "TMMC Management Stock"), and the
                 TMMC Stock issued to the Management Investors, collectively, initially shall comprise approximately 8.8% of the total outstanding common stock of the Company
                 (the "TMMC Management Stock"); and the aggregate number of shares of THSC Stock issued to the Management Investors shall be 49, and the THSC Stock issued to the Management Investors, collectively, initially shall comprise approximately 8.8% of the total outstanding common stock of THSC (the "THSC
                 Management Stock," with the TMMC Management
                 Stock and the THSC Management Stock collectively referred to herein as the "Management Stock")."

                 (3) Pursuant to this Amendment, (i) all rights and obligations created under the Stock Purchase Agreement between (a) FHP and the Management Investors with respect to the TMMC Management Stock, and
(b) the Company and the Management Investors with respect to the TMMC
Management Stock, shall hereby also create separate and identical rights and obligations between (x) FHP and the Management Investors with respect to the THSC Management Stock, and (y) THSC and the Management Investors with respect to the THSC Management Stock, respectively, as if two separate and identical sets of such rights and obligations were originally created thereunder, (ii) all other rights and obligations created under the Stock Purchase Agreement between (a) FHP and the Management Investors, and (b) the Company and the Management Investors, shall hereby also create separate and identical rights and obligations between (x) FHP and the Management Investors, and (y) THSC and the Management Investors, respectively, as if two separate and identical sets of such rights and obligations were originally created thereunder, (iii) all references in the Stock Purchase Agreement to "the Company," in so far as such references relate to such rights and obligations created between the Management Investors and the Company described in clauses (i)(b) and (ii)(b), shall also be references to THSC and shall relate to such separate and identical rights and obligations between the Management Investors and THSC as described in clauses (i)(y) and (ii)(y), above, and
(iv) all other references to "the Company" in the Stock Purchase Agreement shall also be references to THSC; provided, however, that the foregoing clauses
(iii) and (iv) shall not apply to those references to "the Company" contained in Sections 5.1, 5.3, 8 and 11.5 of the Stock Purchase Agreement.

                 (4) All references to "Common Stock" in Section 6 and 7 of the Stock Purchase Agreement are hereby amended to read "TMMC Common Stock or THSC Common Stock, as appropriate".

                 (5) Section 8 of the Stock Purchase Agreement is hereby amended to read as follows:

                       "8.   Withholding.  The Management Investors
                 acknowledge that the Company, FHP or THSC, as appropriate, may withhold compensation (in cash, or, at the option of the Company, FHP or THSC, as appropriate, in stock) to satisfy all applicable federal, state, and local income, employment and other tax withholding requirements."

                 (6) The parties hereto acknowledge that there exists the possibility that at some future date, THSC may be merged with or into the Company, and in the event such merger occurs, it is presently contemplated that upon the effective time of such merger (the "Effective Time"), each Management Investor shall receive, in exchange for the shares of THSC
Common Stock purchased by such Management Investor pursuant to the Stock Purchase Agreement, as amended by this Amendment (or, in the event that THSC and the Company are merged into a new entity, for the shares of the THSC Common Stock and the shares of the TMMC Common Stock so purchased by such Management Investor), the number of shares of TMMC
Common Stock (or shares of the common stock of the new entity) which, when combined with the number of shares of TMMC Common Stock purchased by such Management Investor pursuant to the Stock Purchase Agreement, as amended by this Amendment (or which shares of the common stock of the new entity), would result in the ownership by such Management Investor of the same percentage of the total outstanding common stock of the Company (or of such merged entity) immediately after the Effective Time as the percentage of the total outstanding common stock of the Company owned by such Management Investor immediately prior to the Effective Time. In such event, immediately following the Effective Time:

                       (i) all rights and obligations created under this Amendment between (a) FHP and the Management Investors with respect to the THSC Management Stock, and (b) THSC and the Management Investors with respect to the THSC Management Stock, shall become rights and obligations between (x) FHP and the Management Investors with respect to the TMMC Management Stock, and (y) the Company and the Management Investors with respect to the TMMC Management Stock, respectively, as if the separate and identical obligations created pursuant to Section 1(a)(3)(i), above, had never been created thereunder;

                       (ii) all other rights and obligations created pursuant to this Amendment between (a) FHP and the Management Investors, and (b) THSC and the Management Investors, shall become rights and obligations between (x) FHP and the Management Investors, and (y) the Company and the Management Investors, respectively, as if the separate and identical sets of rights and obligations created pursuant to Section 1(a)(3)(ii), above, had never been created thereunder;

                       (iii)   all references in the Stock Purchase
     Agreement, as amended by this Amendment, to "the Company," in so far as such references relate to such rights and obligations created pursuant to Section 1(3)(a)(iii), above, between the Management Investors and THSC, shall be references only to the Company, and shall no longer be references to THSC, and shall relate only to the rights and obligations between the Management Investors and the Company as described in clauses (i)(y) and (ii)(y) of this Section 1(a)(6); and

                       (iv) all other references to "the Company" in the Stock Purchase Agreement, as amended by this Amendment, shall be references to the Company only.

Each Management Investor hereby agrees and consents that the execution of this Amendment by such Management Investor shall constitute an agreement by such Management Investor to (i) consent in writing to a merger of THSC with or into the Company pursuant to Section 228 of the Delaware General Corporation Law, as amended (the "DGCL"), and (ii) refrain from demanding any appraisal rights to which such Management Investor might otherwise be entitled pursuant to Section 262 of the DGCL, or pursuant to any other provision of applicable law, in connection with such a merger.

          (b)    Removal of Party to Stock Purchase Agreement.  The
Stock Purchase Agreement is hereby amended to remove all references to "William P. Bracciodieta" and "Bracciodieta" in the Stock Purchase Agreement. Accordingly, William P. Bracciodieta shall not be a party to the Stock Purchase Agreement.

     2. Notices. Notices and other communication provided for herein or in the Stock Purchase Agreement shall be in writing (including wire, telex, telecopy or similar writing) and shall be sent, delivered, telexed or telecopied, if to THSC, to:

          Talbert Health Services Corporation
          3540 Howard Way
          Costa Mesa, CA  92626
          Attn:  President

     3. Governing Law. This Amendment shall be governed by and construed in accordance with the law of the State of Delaware, without reference to its conflicts of law rules.

     4. No Other Amendments. The Stock Purchase Agreement, as amended by this Amendment, is and shall continue to be in full force and effect and is hereby in all respects ratified and confirmed. Except as provided herein, nothing in this Amendment shall waive or be deemed to waive or modify (except as expressly set forth herein) any rights or obligations of any of the parties under the Stock Purchase Agreement.

     5. Counterparts. This Amendment may be executed in any number of counterparts, each of which will be deemed to be an original but all of which together will constitute but one instrument.

     IN WITNESS WHEREOF, the parties have duly executed this Amendment as of the date first above mentioned.

                             FHP International Corporation,
                             a Delaware corporation


                             By:
                             Name:
                             Title:


                             Talbert Medical Management Corporation,
                             a Delaware corporation


                             By:
                             Name:
                             Title:


                             Talbert Health Services Corporation,
                             a Delaware corporation


                             By:
                             Name:
                             Title:

Kathryn M. Adair                        Jack D. Massimino



Gloria L. Austin                        Barbara C. McNutt



William P. Bracciodieta                 Kenneth S. Ord



Larry L. Georgopolous                   Westcott W. Price III



Gary E. Goldstein, M.D.                 Walter R. Stone



Richard D. Jacobs                       Margaret Van Meter



R. Judd Jessup                          Michael J. Weinstock

                 MANAGEMENT INVESTOR SCHEDULE


     This Management Investor Schedule has been prepared pursuant to
Section 2.1 of that certain Stock Purchase Agreement, dated as of March 15, 1996, by and among FHP International Corporation, a Delaware corporation ("FHP"), Talbert Medical Management Corporation, a Delaware corporation (the "Company"), Kathryn M. Adair ("Adair"), Gloria L. Austin ("Austin"), William P. Bracciodieta, Larry L. Georgopolous ("Georgopolous"), Gary E. Goldstein, M.D. ("Goldstein"), Richard D. Jacobs ("Jacobs"), R. Judd Jessup ("Jessup"), Jack D. Massimino ("Massimino"), Barbara C. McNutt ("McNutt"), Kenneth S. Ord ("Ord"), Westcott W. Price III ("Price"), Walter R. Stone ("Stone"), Margaret Van Meter ("Van Meter"), and Michael J. Weinstock ("Weinstock"), as amended by that certain Amendment No. 1 to Stock Purchase
Agreement, dated as of May      , 1996, by and among the same parties, and
Talbert Health Services Corporation, a Delaware corporation ("THSC").

     Management Investor                             # of Shares

     Margaret Van Meter                              20,000 TMMC
     #1 Cala Churcha Street                               1 THSC
     Barrigada Heights, GU  96921

                                         FHP International Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:

                                         Talbert Medical Management Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:

                                         Talbert Health Services Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:



                                         Margaret Van Meter

                 MANAGEMENT INVESTOR SCHEDULE


     This Management Investor Schedule has been prepared pursuant to
Section 2.1 of that certain Stock Purchase Agreement, dated as of March 15, 1996, by and among FHP International Corporation, a Delaware corporation ("FHP"), Talbert Medical Management Corporation, a Delaware corporation (the "Company"), Kathryn M. Adair ("Adair"), Gloria L. Austin ("Austin"), William P. Bracciodieta, Larry L. Georgopolous ("Georgopolous"), Gary E. Goldstein, M.D. ("Goldstein"), Richard D. Jacobs ("Jacobs"), R. Judd Jessup ("Jessup"), Jack D. Massimino ("Massimino"), Barbara C. McNutt ("McNutt"), Kenneth S. Ord ("Ord"), Westcott W. Price III ("Price"), Walter R. Stone ("Stone"), Margaret Van Meter ("Van Meter"), and Michael J. Weinstock ("Weinstock"), as amended by that certain Amendment No. 1 to Stock Purchase
Agreement, dated as of May      , 1996, by and among the same parties, and
Talbert Health Services Corporation, a Delaware corporation ("THSC").

     Management Investor                             # of Shares

     Walter R. Stone                                 20,000 TMMC
     6492 Doral Drive                                     1 THSC
     Huntington Beach, CA  92648

                                         FHP International Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:

                                         Talbert Medical Management Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:

                                         Talbert Health Services Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:



                                         Walter R. Stone

                 MANAGEMENT INVESTOR SCHEDULE


     This Management Investor Schedule has been prepared pursuant to
Section 2.1 of that certain Stock Purchase Agreement, dated as of March 15, 1996, by and among FHP International Corporation, a Delaware corporation ("FHP"), Talbert Medical Management Corporation, a Delaware corporation (the "Company"), Kathryn M. Adair ("Adair"), Gloria L. Austin ("Austin"), William P. Bracciodieta, Larry L. Georgopolous ("Georgopolous"), Gary E. Goldstein, M.D. ("Goldstein"), Richard D. Jacobs ("Jacobs"), R. Judd Jessup ("Jessup"), Jack D. Massimino ("Massimino"), Barbara C. McNutt ("McNutt"), Kenneth S. Ord ("Ord"), Westcott W. Price III ("Price"), Walter R. Stone ("Stone"), Margaret Van Meter ("Van Meter"), and Michael J. Weinstock ("Weinstock"), as amended by that certain Amendment No. 1 to Stock Purchase
Agreement, dated as of May      , 1996, by and among the same parties, and
Talbert Health Services Corporation, a Delaware corporation ("THSC").

     Management Investor                             # of Shares

     Westcott W. Price III                           67,500 TMMC
     1505 Emerald Bay                                     4 THSC
     Laguna Beach, CA  92651

                                         FHP International Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:

                                         Talbert Medical Management Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:

                                         Talbert Health Services Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:



                                         Westcott W. Price III

                 MANAGEMENT INVESTOR SCHEDULE


     This Management Investor Schedule has been prepared pursuant to
Section 2.1 of that certain Stock Purchase Agreement, dated as of March 15, 1996, by and among FHP International Corporation, a Delaware corporation ("FHP"), Talbert Medical Management Corporation, a Delaware corporation (the "Company"), Kathryn M. Adair ("Adair"), Gloria L. Austin ("Austin"), William P. Bracciodieta, Larry L. Georgopolous ("Georgopolous"), Gary E. Goldstein, M.D. ("Goldstein"), Richard D. Jacobs ("Jacobs"), R. Judd Jessup ("Jessup"), Jack D. Massimino ("Massimino"), Barbara C. McNutt ("McNutt"), Kenneth S. Ord ("Ord"), Westcott W. Price III ("Price"), Walter R. Stone ("Stone"), Margaret Van Meter ("Van Meter"), and Michael J. Weinstock ("Weinstock"), as amended by that certain Amendment No. 1 to Stock Purchase
Agreement, dated as of May      , 1996, by and among the same parties, and
Talbert Health Services Corporation, a Delaware corporation ("THSC").

     Management Investor                             # of Shares

     Kenneth S. Ord                                  10,000 TMMC
     11 Emerald Glen                                      1 THSC
     Laguna Niguel, CA  92677

                                         FHP International Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:

                                         Talbert Medical Management Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:

                                         Talbert Health Services Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:



                                         Kenneth S. Ord

                 MANAGEMENT INVESTOR SCHEDULE


     This Management Investor Schedule has been prepared pursuant to
Section 2.1 of that certain Stock Purchase Agreement, dated as of March 15, 1996, by and among FHP International Corporation, a Delaware corporation ("FHP"), Talbert Medical Management Corporation, a Delaware corporation (the "Company"), Kathryn M. Adair ("Adair"), Gloria L. Austin ("Austin"), William P. Bracciodieta, Larry L. Georgopolous ("Georgopolous"), Gary E. Goldstein, M.D. ("Goldstein"), Richard D. Jacobs ("Jacobs"), R. Judd Jessup ("Jessup"), Jack D. Massimino ("Massimino"), Barbara C. McNutt ("McNutt"), Kenneth S. Ord ("Ord"), Westcott W. Price III ("Price"), Walter R. Stone ("Stone"), Margaret Van Meter ("Van Meter"), and Michael J. Weinstock ("Weinstock"), as amended by that certain Amendment No. 1 to Stock Purchase
Agreement, dated as of May      , 1996, by and among the same parties, and
Talbert Health Services Corporation, a Delaware corporation ("THSC").

     Management Investor                             # of Shares

     Barbara C. McNutt                               15,000 TMMC
     8250 Fox Tail Way                                    1 THSC
     Las Vegas, NV  89123

                                         FHP International Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:

                                         Talbert Medical Management Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:

                                         Talbert Health Services Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:



                                         Barbara C. McNutt

                 MANAGEMENT INVESTOR SCHEDULE


     This Management Investor Schedule has been prepared pursuant to
Section 2.1 of that certain Stock Purchase Agreement, dated as of March 15, 1996, by and among FHP International Corporation, a Delaware corporation ("FHP"), Talbert Medical Management Corporation, a Delaware corporation (the "Company"), Kathryn M. Adair ("Adair"), Gloria L. Austin ("Austin"), William P. Bracciodieta, Larry L. Georgopolous ("Georgopolous"), Gary E. Goldstein, M.D. ("Goldstein"), Richard D. Jacobs ("Jacobs"), R. Judd Jessup ("Jessup"), Jack D. Massimino ("Massimino"), Barbara C. McNutt ("McNutt"), Kenneth S. Ord ("Ord"), Westcott W. Price III ("Price"), Walter R. Stone ("Stone"), Margaret Van Meter ("Van Meter"), and Michael J. Weinstock ("Weinstock"), as amended by that certain Amendment No. 1 to Stock Purchase
Agreement, dated as of May      , 1996, by and among the same parties, and
Talbert Health Services Corporation, a Delaware corporation ("THSC").

      Management Investor                                 # of Shares

      Jack D. Massimino                                   500,000 TMMC
      25362 Gallup Circle                                      27 THSC
      Laguna Hills, CA  92653

                                         FHP International Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:

                                         Talbert Medical Management Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:

                                         Talbert Health Services Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:



                                         Jack D. Massimino

                     MANAGEMENT INVESTOR SCHEDULE


      This Management Investor Schedule has been prepared pursuant to
Section 2.1 of that certain Stock Purchase Agreement, dated as of March 15, 1996, by and among FHP International Corporation, a Delaware corporation ("FHP"), Talbert Medical Management Corporation, a Delaware corporation (the "Company"), Kathryn M. Adair ("Adair"), Gloria L. Austin ("Austin"), William P. Bracciodieta, Larry L. Georgopolous ("Georgopolous"), Gary E. Goldstein, M.D. ("Goldstein"), Richard D. Jacobs ("Jacobs"), R. Judd Jessup ("Jessup"), Jack D. Massimino ("Massimino"), Barbara C. McNutt ("McNutt"), Kenneth S. Ord ("Ord"), Westcott W. Price III ("Price"), Walter R. Stone ("Stone"), Margaret Van Meter ("Van Meter"), and Michael J. Weinstock ("Weinstock"), as amended by that certain Amendment No. 1 to Stock Purchase
Agreement, dated as of May      , 1996, by and among the same parties, and
Talbert Health Services Corporation, a Delaware corporation ("THSC").

      Management Investor                                 # of Shares

      R. Judd Jessup                                      67,500 TMMC
      30962 Via Serenidad                                      4 THSC
      Coto de Caza, CA  92679

                                         FHP International Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:

                                         Talbert Medical Management Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:

                                         Talbert Health Services Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:



                                         R. Judd Jessup

                     MANAGEMENT INVESTOR SCHEDULE


      This Management Investor Schedule has been prepared pursuant to
Section 2.1 of that certain Stock Purchase Agreement, dated as of March 15, 1996, by and among FHP International Corporation, a Delaware corporation ("FHP"), Talbert Medical Management Corporation, a Delaware corporation (the "Company"), Kathryn M. Adair ("Adair"), Gloria L. Austin ("Austin"), William P. Bracciodieta, Larry L. Georgopolous ("Georgopolous"), Gary E. Goldstein, M.D. ("Goldstein"), Richard D. Jacobs ("Jacobs"), R. Judd Jessup ("Jessup"), Jack D. Massimino ("Massimino"), Barbara C. McNutt ("McNutt"), Kenneth S. Ord ("Ord"), Westcott W. Price III ("Price"), Walter R. Stone ("Stone"), Margaret Van Meter ("Van Meter"), and Michael J. Weinstock ("Weinstock"), as amended by that certain Amendment No. 1 to Stock Purchase
Agreement, dated as of May      , 1996, by and among the same parties, and
Talbert Health Services Corporation, a Delaware corporation ("THSC").

      Management Investor                                 # of Shares

      Richard D. Jacobs                                   25,000 TMMC
      4176 W. Jasper                                           1 THSC
      Chandler, AZ  85226

                                         FHP International Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:

                                         Talbert Medical Management Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:

                                         Talbert Health Services Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:



                                         Richard D. Jacobs

                     MANAGEMENT INVESTOR SCHEDULE


      This Management Investor Schedule has been prepared pursuant to
Section 2.1 of that certain Stock Purchase Agreement, dated as of March 15, 1996, by and among FHP International Corporation, a Delaware corporation ("FHP"), Talbert Medical Management Corporation, a Delaware corporation (the "Company"), Kathryn M. Adair ("Adair"), Gloria L. Austin ("Austin"), William P. Bracciodieta, Larry L. Georgopolous ("Georgopolous"), Gary E. Goldstein, M.D. ("Goldstein"), Richard D. Jacobs ("Jacobs"), R. Judd Jessup ("Jessup"), Jack D. Massimino ("Massimino"), Barbara C. McNutt ("McNutt"), Kenneth S. Ord ("Ord"), Westcott W. Price III ("Price"), Walter R. Stone ("Stone"), Margaret Van Meter ("Van Meter"), and Michael J. Weinstock ("Weinstock"), as amended by that certain Amendment No. 1 to Stock Purchase
Agreement, dated as of May      , 1996, by and among the same parties, and
Talbert Health Services Corporation, a Delaware corporation ("THSC").

      Management Investor                                 # of Shares

      Gary E. Goldstein, M.D.                             50,000 TMMC
      6 Amber Sky Drive                                        3 THSC
      Rancho Palos Verdes, CA  90275

                                         FHP International Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:

                                         Talbert Medical Management Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:

                                         Talbert Health Services Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:



                                         Gary E. Goldstein, M.D.

                     MANAGEMENT INVESTOR SCHEDULE


      This Management Investor Schedule has been prepared pursuant to
Section 2.1 of that certain Stock Purchase Agreement, dated as of March 15, 1996, by and among FHP International Corporation, a Delaware corporation ("FHP"), Talbert Medical Management Corporation, a Delaware corporation (the "Company"), Kathryn M. Adair ("Adair"), Gloria L. Austin ("Austin"), William P. Bracciodieta, Larry L. Georgopolous ("Georgopolous"), Gary E. Goldstein, M.D. ("Goldstein"), Richard D. Jacobs ("Jacobs"), R. Judd Jessup ("Jessup"), Jack D. Massimino ("Massimino"), Barbara C. McNutt ("McNutt"), Kenneth S. Ord ("Ord"), Westcott W. Price III ("Price"), Walter R. Stone ("Stone"), Margaret Van Meter ("Van Meter"), and Michael J. Weinstock ("Weinstock"), as amended by that certain Amendment No. 1 to Stock Purchase
Agreement, dated as of May      , 1996, by and among the same parties, and
Talbert Health Services Corporation, a Delaware corporation ("THSC").

      Management Investor                                 # of Shares

      Larry L. Georgopolous                               20,000 TMMC
      12009 Ibex Avenue N.E.                                   1 THSC
      Albuquerque, NM  87111

                                         FHP International Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:

                                         Talbert Medical Management Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:

                                         Talbert Health Services Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:



                                         Larry L. Georgopolous

                     MANAGEMENT INVESTOR SCHEDULE


      This Management Investor Schedule has been prepared pursuant to
Section 2.1 of that certain Stock Purchase Agreement, dated as of March 15, 1996, by and among FHP International Corporation, a Delaware corporation ("FHP"), Talbert Medical Management Corporation, a Delaware corporation (the "Company"), Kathryn M. Adair ("Adair"), Gloria L. Austin ("Austin"), William P. Bracciodieta, Larry L. Georgopolous ("Georgopolous"), Gary E. Goldstein, M.D. ("Goldstein"), Richard D. Jacobs ("Jacobs"), R. Judd Jessup ("Jessup"), Jack D. Massimino ("Massimino"), Barbara C. McNutt ("McNutt"), Kenneth S. Ord ("Ord"), Westcott W. Price III ("Price"), Walter R. Stone ("Stone"), Margaret Van Meter ("Van Meter"), and Michael J. Weinstock ("Weinstock"), as amended by that certain Amendment No. 1 to Stock Purchase
Agreement, dated as of May      , 1996, by and among the same parties, and
Talbert Health Services Corporation, a Delaware corporation ("THSC").

      Management Investor                                 # of Shares

      Gloria L. Austin                                    50,000 TMMC
      17 Whispering Wind                                       3 THSC
      Irvine, CA  92714

                                         FHP International Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:

                                         Talbert Medical Management Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:

                                         Talbert Health Services Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:



                                         Gloria L. Austin

                     MANAGEMENT INVESTOR SCHEDULE


      This Management Investor Schedule has been prepared pursuant to
Section 2.1 of that certain Stock Purchase Agreement, dated as of March 15, 1996, by and among FHP International Corporation, a Delaware corporation ("FHP"), Talbert Medical Management Corporation, a Delaware corporation (the "Company"), Kathryn M. Adair ("Adair"), Gloria L. Austin ("Austin"), William P. Bracciodieta, Larry L. Georgopolous ("Georgopolous"), Gary E. Goldstein, M.D. ("Goldstein"), Richard D. Jacobs ("Jacobs"), R. Judd Jessup ("Jessup"), Jack D. Massimino ("Massimino"), Barbara C. McNutt ("McNutt"), Kenneth S. Ord ("Ord"), Westcott W. Price III ("Price"), Walter R. Stone ("Stone"), Margaret Van Meter ("Van Meter"), and Michael J. Weinstock ("Weinstock"), as amended by that certain Amendment No. 1 to Stock Purchase
Agreement, dated as of May      , 1996, by and among the same parties, and
Talbert Health Services Corporation, a Delaware corporation ("THSC").

      Management Investor                                 # of Shares

      Kathryn M. Adair                                    25,000 TMMC
      7021 Pinebrook Road                                      1 THSC
      Park City, UT  84060

                                         FHP International Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:

                                         Talbert Medical Management Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:

                                         Talbert Health Services Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:



                                         Kathryn M. Adair

                     MANAGEMENT INVESTOR SCHEDULE


      This Management Investor Schedule has been prepared pursuant to
Section 2.1 of that certain Stock Purchase Agreement, dated as of March 15, 1996, by and among FHP International Corporation, a Delaware corporation ("FHP"), Talbert Medical Management Corporation, a Delaware corporation (the "Company"), Kathryn M. Adair ("Adair"), Gloria L. Austin ("Austin"), William P. Bracciodieta, Larry L. Georgopolous ("Georgopolous"), Gary E. Goldstein, M.D. ("Goldstein"), Richard D. Jacobs ("Jacobs"), R. Judd Jessup ("Jessup"), Jack D. Massimino ("Massimino"), Barbara C. McNutt ("McNutt"), Kenneth S. Ord ("Ord"), Westcott W. Price III ("Price"), Walter R. Stone ("Stone"), Margaret Van Meter ("Van Meter"), and Michael J. Weinstock ("Weinstock"), as amended by that certain Amendment No. 1 to Stock Purchase
Agreement, dated as of May      , 1996, by and among the same parties, and
Talbert Health Services Corporation, a Delaware corporation ("THSC").

      Management Investor                                 # of Shares

      Michael J. Weinstock                                10,000 TMMC
      8 Morning Sun                                            1 THSC
      Irvine, CA  92715

                                         FHP International Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:

                                         Talbert Medical Management Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:

                                         Talbert Health Services Corporation,
                                         a Delaware corporation


                                         By:
                                         Name:
                                         Title:



                                          Michael J. Weinstock

                                                          EXHIBIT 10.4
                            THIRD AMENDMENT


      THIRD AMENDMENT, dated as of May 2, 1996 (this "Amendment"), to the CREDIT AGREEMENT, dated as of March 24, 1994 (as amended, supplemented or otherwise modified from time to time, the "Credit
Agreement"), among (i) FHP INTERNATIONAL CORPORATION, a Delaware corporation (the "Borrower"), (ii) the Lenders parties thereto (individually, a "Lender", and collectively, the "Lenders"), (iii) CHEMICAL BANK, a New York banking corporation, as agent for the Lenders (in such capacity, the "Administrative Agent") and as CAF Loan Agent (in such capacity, the "CAF
Loan Agent"), and (iv) CHASE SECURITIES INC. (as successor by merger to Chemical Securities Inc.), as arranger (in such capacity, the "Arranger").


                          W I T N E S E T H :

      WHEREAS, the Borrower has requested that the Lenders agree to amend the Credit Agreement in the manner provided herein.

      NOW THEREFORE, in consideration of the premises, the parties hereto hereby agree as follows:

      1. Defined Terms. Unless otherwise defined herein, terms defined in the Credit Agreement are used herein as defined therein.

      2.    Amendments to Credit Agreement.

            (a) Subsection 1.1 of the Credit Agreement is hereby amended by (a) deleting therefrom the definition of "Consolidated Adjusted Net Income" in its entirety and (b) inserting therein the following new definitions in the appropriate alphabetical order:

            "'Available Prepayment Funds': with respect to any fiscal year of the Borrower, the aggregate amount of Net Cash Proceeds in excess of $75,000,000 received by the Borrower in such fiscal year.";

            "'Consolidated Adjusted Net Income': for any period, the Consolidated Net Income of the Borrower and its consolidated Subsidiaries for such period, plus the amount of income taxes, interest expense, rental expense, depreciation, amortization, Non-Cash Charges and the OPM Charge (if applicable to such period) deducted from earnings of the Borrower and its consolidated Subsidiaries for such period in determining such Consolidated
      Net Income."; and

            "'OPM Charge': the pre-tax amount (not in excess of $45,000,000) deducted from earnings of the Borrower and its consolidated Subsidiaries in determining Consolidated Net
      Income for the fiscal quarter of the Borrower ending on March 31, 1996 in connection with the reserve created to address potential claims of the United States Office of Personnel Management, as reported in the financial statements of the Borrower and its consolidated Subsidiaries for such fiscal quarter."

            (b) Subsection 2.6(c) of the Credit Agreement is hereby amended by deleting such subsection in its entirety and inserting in lieu thereof a new subsection 2.6(c) to read in its entirety as follows:

                    "(c)  Subject to the other provisions of this subsection
            (other than the last sentence of paragraph (a)), if there shall occur any Asset Sale permitted by subsection 6.7(a)(ii), then the Borrower shall apply the Net Cash Proceeds of such Asset Sale as follows:

                          first, to the prepayment of the Term Loans which
                    are ABR Loans, payable within five Business Days of the receipt by the Borrower of such Net Cash Proceeds;

                          second, to the extent such Net Cash Proceeds
                    exceed the aggregate outstanding principal amount of the Term Loans which are ABR Loans, to the prepayment of the term Loans which are Eurodollar Loans, payable on the last day of the Interest Period applicable to each such Eurodollar Loan to be prepaid; and

                          third, to the extent such Net Cash Proceeds
                    exceed the aggregate outstanding principal amount of the Term Loans, to the permanent reduction of the Revolving Credit Commitments (in which case, first, the Revolving Credit Loans which are ABR Loans shall be prepaid within five Business Days of the receipt by the Borrower of such Net Cash Proceeds, second, the Revolving Credit Loans which are Eurodollar Loans shall be prepaid on the last day of the Interest Period applicable to each such Eurodollar Loan to be prepaid; and third, if the amount of such reduction is greater than the aggregate principal amount of Revolving Credit Loans outstanding, after prepayment of Revolving Credit Loans in full the CAF Loans shall be Cash Collateralized, in an aggregate amount so that, after giving effect thereto, the aggregate then outstanding principal amount of the Revolving Credit Loans and the non-Cash Collateralized CAF Loans would not exceed the Revolving Credit Commitments as so reduced).

                    Notwithstanding the foregoing, no prepayment shall be required pursuant to this subsection 2.6(c) until the Available Prepayment Funds not theretofore applied to a prepayment pursuant to this subsection 2.6(c) shall exceed $5,000,000. Prepayments of the Term Loans pursuant to this subsection 2.6(c) shall be applied to the installments thereof in the inverse order of scheduled maturity."

      3. Effectiveness. This Amendment shall become effective on the date on which the Borrower and the Required Lenders shall have duly executed and delivered to the Administrative Agent this Amendment.

      4. Continuing Effect; No Other Amendments. Except as expressly amended hereby, all of the terms and provisions of the Credit Agreement are and shall remain in full force and effect. The amendments contained herein shall not constitute an amendment or waiver of any other provision of the Credit Agreement or for any purpose except as expressly set forth herein.

      5. Counterparts. This Amendment may be executed by one or more of the parties to this Amendment on any number of separate counterparts, and all of said counterparts taken together shall be deemed to constitute one and the same instrument. This Amendment may be delivered by facsimile transmission of the relevant signature pages hereof.

      6.    GOVERNING LAW.  THIS AMENDMENT SHALL BE
GOVERNED BY, AND CONSTRUED AND INTERPRETED IN
ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

      IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed and delivered by their respective duly authorized officers as of the date first above written.

FHP INTERNATIONAL CORPORATION


By:/s/ Michael A. Montevideo
     Title:  Vice President and Treasurer


CHEMICAL BANK,
 as Administrative Agent, as CAF Loan Agent and as a Lender


By: /s/ Dawn Lee Lum
     Title:  Vice President


THE TOKAI BANK, LTD., LOS ANGELES
 AGENCY


By:
     Title:


THE SUMITOMO BANK, LIMITED, LOS
 ANGELES BRANCH


By: /s/ G. Harai
     Title:  Joint General Manager


THE SANWA BANK LIMITED, ACTING
 THROUGH THE LOS ANGELES BRANCH


By:
     Title:

THE INDUSTRIAL BANK OF JAPAN, LIMITED,
 LOS ANGELES AGENCY


By:
     Title:

BANK OF HAWAII


By:
     Title:


CITICORP USA, INC.


By: /s/ Margaret Brown
     Title:  Vice President


THE BANK OF NEW YORK


By: /s/ Rebecca K. Levine
     Title:  Assistant Vice President


BANK OF AMERICA NATIONAL TRUST AND
 SAVINGS ASSOCIATION


By: /s/ Wyatt Ritchie
     Title:  Managing Director

FIRST INTERSTATE BANK OF CALIFORNIA
 (FICAL)


By: /s/ William J. Baird
     Title:  Senior Vice President


 By: /s/ Judy A. Maahs
     Title:  Assistant Vice President


FIRST UNION NATIONAL BANK OF NORTH
 CAROLINA


By: /s/ Ann M. Dodd
     Title:  Senior Vice President


PNC BANK, NATIONAL ASSOCIATION


By:
     Title:


THE LONG-TERM CREDIT BANK OF
 JAPAN, LTD.


By: /s/ Y. Kamisawa
     Title:  Deputy General Manager


THE SUMITOMO TRUST & BANKING CO., LTD.,
 NEW YORK BRANCH


By: /s/ Suraj P. Bhatia
     Title:  Senior Vice President

BANKERS TRUST COMPANY


By: /s/ Mary Jo Jolly
     Title:  Assistant Vice President


NATIONSBANK OF TEXAS, N.A.


By: /s/ Brad DeSpain
     Title:  Vice President


KREDIETBANK N.V.


By:
     Title:


By:
     Title:


THE DAI-ICHI KANGYO BANK, LTD.
 LOS ANGELES AGENCY


By: /s/ T. Nozaki
     Title:  Sr. Vice President & Joint General Manager