Form 10-K405
period 1996-06-30
FHP INTERNATIONAL CORP
filed 1996-09-30
CIK 793499

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ TO _________________

COMMISSION FILE NUMBER 0-14796
                            ------------------------

                         FHP INTERNATIONAL CORPORATION

             (Exact name of Registrant as specified in its charter)

         DELAWARE                 33-0072502
      (State or other          (I.R.S. Employer
      jurisdiction of         Identification No.)
     incorporation or
       organization)

                  3120 LAKE CENTER DRIVE, SANTA ANA, CA 92704
         (Address, including zip code, of principal executive offices)
                                 (714) 825-6600
              (Registrant's telephone number, including area code)
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.05 PER SHARE

   SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, PAR VALUE $.05 PER SHARE
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 16, 1996 was $1,444,061,201 based upon the closing sale price on such date of $37.375.

    The Registrant had 41,079,354 shares of common stock, par value $.05 per share, outstanding at September 16, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

   ITEM                                                                                                              PAGE
  -----                                                                                                             -----
        1.  Business............................................................................................          1
        2.  Properties..........................................................................................         11
        3.  Legal Proceedings...................................................................................         11
        4.  Submission of Matters to a Vote of Security Holders.................................................         12

                                                          PART II

        5.  Market for Registrant's Common Equity and Related Stockholder Matters...............................         12
        6.  Selected Financial Data.............................................................................         12
        7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............         13
        8.  Financial Statements and Supplementary Data.........................................................         13
        9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................         13

                                                          PART III

       10.  Directors and Executive Officers of the Registrant..................................................         14
       11.  Executive Compensation..............................................................................         18
       12.  Security Ownership of Certain Beneficial Owners and Management......................................         24
       13.  Certain Relationships and Related Transactions......................................................         25

                                                          PART IV

       14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................         26
            Signatures..........................................................................................         27

                                     PART I

ITEM 1. BUSINESS

    (A) GENERAL DESCRIPTION OF BUSINESS

    Through its direct and indirect subsidiaries, FHP International Corporation, a Delaware corporation (the "Company"), delivers managed health care services and sells indemnity health, group life and workers' compensation insurance. The Company's oldest subsidiary, FHP, Inc., a California corporation ("FHP"), is a federally qualified multi-state licensed health maintenance organization ("HMO"), which has been operating managed health care programs since 1961. Unless the context otherwise requires, the term "Company" as used in this Form 10-K Annual Report refers to FHP International Corporation and its direct and indirect subsidiaries. The Company's executive offices are located at 3120 Lake Center Drive, Santa Ana, California 92704; telephone (714) 825-6600. The Company's mailing address is P.O. Box 25186, Santa Ana, California 92799-5186.

    At June 30, 1996, the Company provided a broad range of managed health care services to more than 1,913,000 HMO members, comprised of commercial and governmental employees and Medicare beneficiaries, in 11 states and Guam. These managed health care services include ambulatory and outpatient physician care, hospital care, pharmacy, dental care, eye care, home health nursing, skilled nursing, physical therapy, psychological counseling and health education.

    The Company also offers group term life and health insurance products through its insurance subsidiaries. At June 30, 1996, the Company provided group term life insurance coverage for approximately 89,000 insureds and group health and accident indemnity insurance coverage for approximately 47,000 insureds. In its 24 Hour Managed Care Program-SM-, the Company offers in a single package workers' compensation coverage, HMO plans and group indemnity medical, dental and life insurance benefit plans through several of its subsidiaries. The Company also offers third party administration and utilization review services and several preferred provider organization ("PPO") networks.

    RESTRUCTURING PLAN

    In June 1995, the Company announced that its Board of Directors had approved a restructuring plan (the "Restructuring Plan") of its business operations. The Restructuring Plan which was formulated in response to the intensely competitive environment in the HMO industry and continued declining membership in the Company's staff model operations included the following: (1) the sale or other disposition of the Company's owned or operated hospitals and other in-patient facilities, certain nonproductive real estate and other assets; (2) a reduction in the Company's workforce; and (3) the creation of three distinct business segments. These business segments are: (1) a contract model HMO; (2) a physician practice management corporation, Talbert Medical Management Corporation ("Talbert"); and (3) the Company's group life, health and accident and workers' compensation insurance and related products (collectively, the "Insurance Group"). Costs associated with the Restructuring Plan, including administrative facility closure costs and employee separation costs, resulted in pretax charges against earnings of approximately $75.1 million and $9.7 million in fiscal years 1995 and 1996, respectively. During fiscal year 1996, as part of the Restructuring Plan, the Company completed the sales of its Fountain Valley, California hospital campus, its Salt Lake City, Utah hospital campus and certain nonproductive real estate. Also, during fiscal year 1996, the Company transferred the operations of two sub-acute in-patient facilities to other operators. As of June 30, 1996, limited amounts of real property scheduled for sale remained unsold. Net proceeds from the sales of assets have been used primarily for the reduction of indebtedness and for various other corporate purposes.

    Between June 1995 and June 1996, the Company reduced its workforce by approximately 3,000 employees. The reductions included approximately 1,300 employees as a result of the sales of the Company's two hospitals and approximately 200 employees at sub-acute facilities transferred to other operators. The balance of the reduction in workforce consisted of administrative employees primarily located in California. At June 30, 1996, the Company had approximately 10,000 full and part-time employees.

    The Restructuring Plan included the creation of Talbert, as an operational subsidiary of the Company, together with the creation of ten newly-formed professional corporations (the "PCs"). Approximately 4,300 of the Company's employees, including licensed health care professionals, became employees of Talbert or the PCs on January 1, 1996. Talbert leases or subleases all the Company's medical and dental centers and related assets in California, Arizona, Utah, New Mexico and Nevada. The Company's HMOs contracted with the PCs and directly with Talbert in New Mexico to provide health care services to approximately 16% of the Company's HMO members who were already receiving health care in the medical and dental centers. The PCs have entered into long-term practice management agreements with Talbert. The business structure allows the PCs and Talbert to do business with other payors and HMOs, as well as with the Company's HMOs. These third party arrangements are designed to allow Talbert to utilize excess capacity in the medical and dental centers. Talbert is approximately 92% owned by the Company and approximately 8% owned by a group of management investors.

    RECENT DEVELOPMENTS

    On August 4, 1996, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with PacifiCare Health Systems, Inc. ("PacifiCare"), N-T Holdings, Inc. ("PacifiCare Holding"), Neptune Merger Corp. ("PacifiCare Merger Sub") and Tree Acquisition Corp. ("Company Merger Sub"). The Merger Agreement, as amended and restated, provides for, among other things, an acquisition transaction involving PacifiCare and the Company by means of the merger of PacifiCare Merger Sub with and into PacifiCare and the merger of the Company Merger Sub with and into the Company. As a result, PacifiCare and the Company will become wholly-owned subsidiaries of PacifiCare Holding. Upon consummation of the transaction (the "Effective Time"): (i) each outstanding share of PacifiCare Class A Common Stock will be converted into the right to receive one share of PacifiCare Holding Class A Common Stock; (ii) each share of PacifiCare Class B Common Stock will be converted into the right to receive one share of PacifiCare Holding Class B Common Stock; (iii) each outstanding share of Company Common Stock will be converted into the right to receive $17.50 in cash and a mix of PacifiCare Holding Class A Common Stock and PacifiCare Holding Class B Common Stock; (iv) each outstanding share of Company Series A Cumulative Convertible Preferred Stock ("Series A Preferred") will be converted into the right to receive either (a) $14.113 in cash and 0.50 shares of PacifiCare Holding Preferred Stock, assuming approval of the proposed amendment to the Restated Certificate of Incorporation of the Company (the "Series A Amendment"), or (b) if the Series A Amendment is not approved, (1) $25.00 in cash, (2) a mix of cash, PacifiCare Class A Common Stock and PacifiCare Class B Common Stock determined by a formula described in the Merger Agreement, or (3) the consideration that would have been received had the Series A Preferred been converted into Company Common Stock immediately prior to the effective time of the transaction.

    At the Effective Time, each outstanding share of Company Common Stock and Series A Preferred will be converted in part into rights to purchase a proportionate share (on an as-if-converted basis) of all of the Company's holdings in Talbert (the "Talbert Rights"). The Talbert Rights will be delivered promptly after consummation of the mergers and will be exercisable for 30 days after delivery. The transaction is subject to customary closing conditions, including the approval of the stockholders of the Company and PacifiCare, various regulatory approvals and passage of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act"). On September 20, 1996, the Company and PacifiCare jointly announced that the U.S. Federal Trade Commission had, in accordance with the regulations promulgated under the HSR Act, requested additional documentation regarding the transaction.

    The Company's primary business activities consist of three business segments: (1) the contract model HMO; (2) physician practice management operations; and (3) group life, health and accident and workers' compensation insurance. Information concerning revenue, operating profit or loss and identifiable assets of the Company's three business segments is set forth in the financial statements and related notes included in Part II of this Form 10-K.

    (B) CONTRACT MODEL HMO OPERATIONS

    The Company delivers health care services through independent practice association and group model HMOs in which the Company contracts with individual medical and dental providers, provider networks and multi-specialty medical groups to provide health care in facilities not operated by the Company. The term "IPA" used hereafter in this Form 10-K Annual Report refers to both of these contract HMO models. Each IPA model centers around one or more contract hospitals where IPA physicians maintain practice privileges. The Company's members receive health care through the offices of approximately 50,000 independent contract providers (excluding Talbert and PC providers) and approximately 650 contract hospitals.

    COMMERCIAL MEMBERS. As used herein, the term commercial members means all HMO members except Senior Plan-SM- members. The Company acquires most of its commercial members by contracting with employers that offer health benefits to their employees. These employers generally offer a selection of indemnity and managed health care plans, pay for all or part of the monthly costs thereof and make payroll deductions for any costs payable by the employee. Supplemental benefits such as dental and eye care are often included as part of employer health benefit plans. During a designated open enrollment period, employees may select their desired health care coverage. Monthly premiums are negotiated between the Company and the employers, and are typically fixed for a one-year period. Commercial members comprised approximately 79% of the Company's total membership at June 30, 1996.

    SENIOR PLAN MEMBERS. The Company also delivers managed health care services to Medicare beneficiaries under its Senior Plan pursuant to contracts with the Health Care Financing Administration ("HCFA") of the United States Department of Health and Human Services ("DHHS"). These contracts entitle the Company to a fixed fee per member premium, and are subject to adjustment annually based on certain demographic information relating to the Medicare population, and the cost of providing health care in a particular geographic area. Senior Plan membership comprised approximately 21% of the Company's total membership at June 30, 1996, but accounted for approximately 50% of the Company's total revenue for the fiscal year. The Company receives substantially more revenue for each Senior Plan member than it receives for each commercial member.

    In addition to physician care, hospitalization and other benefits covered by Medicare, Senior Plan benefits also include prescription drugs, routine physical exams, hearing tests, immunizations, eye examinations, counseling and health education services. Senior Plan members are enrolled on an individual basis and may disenroll with 30 days notice. Medicare beneficiaries also can choose to enroll in the Senior Plan Plus-SM- program which offers more comprehensive medical and dental benefits. Seniors who enroll in this plan pay a monthly premium.

    The Company anticipates further growth opportunities for its Senior Plan, based in part on demographic trends that show that the senior population is growing faster than any other segment of the nation's population. The Company is currently one of the largest providers of health care services to Medicare beneficiaries in the United States.

    The following table shows an approximate breakdown of the Company's HMO membership at June 30, 1996:

                                                         COMMERCIAL(1)   SENIOR PLAN    TOTAL         %
                                                         --------------  -----------  ----------     ---
California.............................................        718,000      213,000      931,000         49
Colorado...............................................        305,000       42,000      347,000         18
Utah...................................................        175,000       11,000      186,000         10
Arizona................................................         98,000       87,000      185,000         10
Illinois (2)...........................................         58,000        1,000       59,000          3
Nevada.................................................         33,000       22,000       55,000          3
Ohio (3)...............................................         54,000                    54,000          3
New Mexico.............................................         25,000       18,000       43,000          2
Guam (4)...............................................         41,000            0       41,000          2
Texas..................................................          9,000        3,000       12,000          *
                                                         --------------  -----------  ----------        ---
  Total................................................      1,516,000      397,000    1,913,000        100
                                                         --------------  -----------  ----------        ---
                                                         --------------  -----------  ----------        ---

- ------------------------

*   Less than 1%.

(1) Includes government employees and Medicaid recipients.

(2) Includes approximately 6,000 members located in northwest Indiana.

(3) Includes approximately 1,000 members located in southeast Indiana and approximately 22,000 members located in northern Kentucky.

(4) Includes 32,000 staff model and 9,000 IPA members.

    (C) TALBERT OPERATIONS

    As described above, the Company restructured its staff model operations which resulted in the transfer of substantially all of those operations into Talbert and the PCs. Currently, Talbert and the PCs, which are considered contract providers, deliver health care services through an employed staff of primary health care physicians, physician specialists, dentists, nurses and other health care providers. These providers deliver health care to the Company's HMO members in Talbert-operated facilities, which were formerly the Company's staff model medical centers. At June 30, 1996, Talbert and the PCs employed approximately 390 primary care physicians and physician specialists, 80 dentists and 3,200 other health care professionals. Talbert-operated facilities include 54 medical and dental centers ranging in size from approximately 2,000 to 96,000 square feet. At June 30, 1996, the Company's HMOs were the primary payors for the PCs, accounting for substantially all of the PCs' revenues for the fiscal year ended June 30, 1996.

    The following table shows an approximate breakdown of the Company's HMO membership receiving health care services at Talbert facilities at June 30, 1996:

                                                         COMMERCIAL (1)  SENIOR PLAN    TOTAL         %
                                                         --------------  -----------  ----------     ---
California.............................................         83,000       50,000      133,000         44
Utah...................................................        104,000       11,000      115,000         38
New Mexico.............................................         13,000       13,000       26,000          9
Arizona................................................          7,000       17,000       24,000          8
Nevada.................................................          2,000        2,000        4,000          1
                                                         --------------  -----------  ----------        ---
  Total................................................        209,000       93,000      302,000        100
                                                         --------------  -----------  ----------        ---
                                                         --------------  -----------  ----------        ---

- ------------------------

(1) Includes government employees and Medicaid recipients.

    (D) INSURANCE OPERATIONS

    The Company also offers group health and life insurance products through its insurance subsidiaries. At June 30, 1996, the Company provided group term life insurance coverage for approximately 89,000 insureds and group health and accident indemnity coverage (including its PPO) for approximately 47,000 insureds.

    The Company also operates a 24 Hour Managed Care Program, which provides HMO and preferred provider organization/indemnity medical coverage and workers' compensation coverage in one coordinated managed care system. Through this program, both occupational and nonoccupational injuries and illnesses are covered by products offered in a single package and administered on a coordinated basis. As of June 30, 1996, the 24 Hour Managed Care Program provided services to approximately 200 employer groups for approximately 22,000 insured employees.

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

    The Company's Senior Plan services are provided under contracts with, and are subject to regulation by, HCFA and certain state agencies. HCFA requires that an HMO be federally qualified in order to be eligible for Medicare fixed fee per member contracts. Under the Company's Medicare contracts and HCFA regulations, if the premiums received for Medicare covered health care services provided to Senior Plan members are more than the premiums received for the same health care services provided to non-Senior Plan members, then the Company must provide its Senior Plan members with additional benefits beyond those required by Medicare or reduce any of the premiums, deductibles or co-payments that it may charge. The Company's Senior Plan is not permitted to account for more than one-half of the Company's total HMO members in each of the Company's geographic markets as those markets are defined by HCFA. HCFA has the right to audit HMOs operating under Medicare contracts to determine the quality of care being rendered and the degree of compliance with HCFA's contracts and regulations.

    The Company's Medicare contracts are renewed annually unless the Company or HCFA elects to terminate the contracts. HCFA also may unilaterally terminate the Company's Medicare contracts if the Company fails to continue to meet compliance and eligibility standards. While the federal government may implement changes in the Medicare risk-based program, the Company believes that HMOs will continue to be an important factor in the federal government's overall efforts to control medical costs. However, the loss of Medicare contracts or termination or modification of the HCFA risk-based Medicare program could have a material adverse effect on the revenue, profitability and business prospects of the Company. The services reimbursed by Medicare and Medicaid are subject to various requirements and restrictions imposed by contract law and regulation. Non-compliance with government regulations could subject the Company to adverse action by the government. To maintain compliance, the Company will take such action, or modify its practices, as it deems necessary.

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

    The Company's Medicare contracts subject it to numerous other federal regulations governing the Medicare program, including the so-called "Medicare and Medicaid anti-kickback statute". The Medicare and Medicaid anti-kickback statute (Section 1128B of the Social Security Act, as amended) provides both civil and criminal penalties for individuals or entities that knowingly and willfully offer, pay, solicit or receive remuneration in return for referrals of business reimbursed under Medicare or Medicaid. Civil penalties include exclusion from participation in the Medicare or Medicaid programs. In 1991, DHHS promulgated a "safe harbor" regulation that defined certain payment practices between providers of Medicare or Medicaid covered services and entities or individuals in a position to refer patients or business to these providers, which would not constitute violations of the statute. On November 5, 1992, DHHS promulgated interim final regulations establishing two new safe harbors and amending one existing safe harbor to provide protection from criminal prosecution and civil sanctions for certain payment practices engaged in by health care plans, including HMOs. This new regulation provides that certain incentives offered to HMO enrollees, such as a reduction or waiver of Medicare coinsurance or deductible amounts paid by the HMO; the waiver of Part A deductible and coinsurance amounts pursuant to an agreement between a hospital and a Medicare insurer; and price reductions or discounts offered to HMOs by contracting health care providers as part of agreements by those providers to furnish Medicare covered services will be deemed not to violate the anti-kickback statute. The Company believes that its payment practices either come within one or more of the safe harbors promulgated in 1991 and 1992, or are not in violation of the anti-kickback statute in any event.

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

    Talbert's operations are predominantly in states that do not permit general business corporations to practice medicine, exercise control over physicians who practice medicine or engage in certain practices such as fee-splitting with physicians. Talbert believes that it neither engages in the practice of medicine nor controls the practice of medicine by physicians within the PCs. Talbert believes that it is in compliance with applicable regulatory requirements. No assurance can be given, however, that regulatory authorities, courts or parties with which Talbert does business will not assert that Talbert is engaged in the corporate practice of medicine and seek relief prohibiting Talbert or its affiliates from carrying on their respective business or voiding existing contractual relationships. If such assertions are made, Talbert might be required to restructure its contracts with payors or the PCs. Any such restructuring could have a material adverse effect on Talbert.

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

    OPM AUDITS

    In the third quarter of fiscal year 1996, the Company increased reserves by recording a pretax charge of $45 million ($28.7 million net of tax), in anticipation of negotiations to address existing and potential governmental claims for the years 1987 through 1991, discussed below, which have been and may be asserted in relation to the Company's contracts with the United States Office of Personnel Management ("OPM") and for possible OPM claims for subsequent years through 1996. The addition to reserves resulted in a third quarter charge to net earnings of $0.68 per share.

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

    In the third quarter of fiscal year 1996, the United States Department of Justice notified the Company that based on the OPM draft audit report and discussions with OPM personnel, the Government believed that the Company may have violated the False Claims Act in its certifications to OPM that the FEHBP received community rates for health care services provided in certain regions during 1987 through 1991. No action has been commenced by the Government, although the Government asserted in correspondence with the Company dated April 25, 1996 that, at that time, the Government believed its actual damages to be approximately $15 million. In False Claims Act actions, the Government may seek trebled damages, and a civil penalty of not less than $5,000 nor more than $10,000 for each separate alleged false claim. The Government has indicated that it does not have any information that would lead it to believe that the Company violated any criminal laws.

    The Company intends to negotiate with the Government to determine whether it is possible to resolve these matters without litigation. While there is no assurance that negotiations will be concluded satisfactorily or that additional liability incurred, if any, in excess of reserves established in connection with the ultimate outcome of these matters is likely to have a material adverse effect on the consolidated financial position or results of operations or cash flows of the Company. In addition, the Company's management currently does not believe that the allegations will have a material effect on future relations with OPM.

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

    The Company's reserves reflect management's recognition that FEHBP rate audits, and claims based thereon are being handled differently by the Government than in the past and reflect the extent of business the Company has conducted with OPM over many years. Based on management's understanding of the Government's current interpretation of the community rating standard requirements in the context of the 1987-1991 draft OPM audit report, the Company believes that it has established adequate reserves to settle any claims that may arise from present or future FEHBP rate audits for years between and including 1987 through 1996, or that if any amount in excess of reserves is necessary to settle any such claims, the amounts would not be such as to have a material adverse effect on the consolidated financial position or results of operations or cash flows of the Company.

    The preceding three paragraphs in this subsection headed "OPM Audits" consist of forward looking statements. The actual outcome of any OPM audits, claims for adjustments and/or False Claim Act claims, the manner in which and amounts for which any such claims will be resolved, and the adequacy of reserves may differ materially from management's current expectation. Factors that could cause the resolution of these matters to differ materially from management's current expectation include the presentation by the Government of new interpretations of FEHBP requirements, the presentation of new data relating to the determination of applicable rate changes in the manner in which the Government seeks to apply the False Claims Act to such situations, and/or a change in the Government's position toward negotiated settlements of False Claim Act claims.

    (F) HEALTH CARE REFORM

    There have been diverse legislative and regulatory initiatives at both the federal and state levels to address, among other aspects of the nation's health care system, the continuing increases in health care costs, the lack of health care coverage for a significant segment of the population, and quality and consumer protection in health care. On August 20, 1996, the President signed into law the "Health Insurance Portability and Accountability Act of 1996," which takes effect beginning January 1, 1997. The bill includes provisions for guaranteed issuance and renewability; limits on pre-existing condition exclusions; non-discrimination requirements; and a demonstration project for medical savings accounts. The Company is analyzing the impact of this new law on its operations.

    Several other bills have been introduced in Congress to reform elements of the nation's health care system, including parity for mental health coverage; minimum maternity lengths of stay; payment for emergency services; and provider contract regulations. In addition, various states are considering restructuring of Medicaid programs, as well as forms of legislation or regulations that could require managed care companies to alter their health benefit packages or provider contracts. All or any of these legislative or regulatory initiatives could adversely affect the Company's operations.

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

    The Company's largest HMO competitor in California is Kaiser Foundation Health Plan, Inc. ("Kaiser"), which served approximately 4.7 million members in California at January 1, 1996. In addition to Kaiser, there are at least two other HMOs with more members than the Company in California at January 1, 1996. At June 30, 1996, the Company served approximately 931,000 HMO members in California.

    At June 30, 1996, the Company served approximately 347,000 and 186,000 HMO members in Colorado and Utah, respectively, more members than any other HMO in these States. The Company believes that Kaiser is its largest competitor in Colorado and that IHC Care, Inc. is its largest competitor in Utah. At June 30, 1996, the Company served approximately 185,000, 59,000 and 55,000 HMO members in Arizona, Illinois and Nevada, respectively. The Company believes that its largest competitors in Arizona are Intergroup of Arizona and CIGNA Health Care of Arizona-Phoenix, that its largest competitor in Nevada is Health Plan of Nevada and that its largest competitor in Illinois is Chicago HMO Ltd.

    At June 30, 1996, the Company served approximately 54,000 and 43,000 HMO members in Ohio and New Mexico, respectively. The Company believes its largest competitor in Ohio is UHC of Ohio, Inc. and that its largest competitor in New Mexico is Lovelace Health Systems, Inc. At June 30, 1996, the Company served approximately 41,000 HMO members in Guam. The Company believes its largest competitor in

Guam is Guam Memorial Health Plan. At June 30, 1996, the Company served approximately 12,000 members in Texas. The Company believes that NYLCare Health Plans of the Southwest, Inc. is its largest competitor in Texas. The Company also believes that Blue Cross and Blue Shield carriers serve a substantial portion of the total health care markets in its service areas.

    All membership data for other HMOs is obtained from "The InterStudy Competitive Edge, 1996 Volume 6.2, Number 1," published by InterStudy Center for Managed Care Research, a research organization.

    (H) FACTORS FOR FORWARD LOOKING INFORMATION

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves without fear of litigation so long as those statements are identified as forward looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Accordingly, the Company hereby identifies the following important factors which could cause the Company's actual results to differ materially from any such results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements:

        (i) Heightened competition, including specifically the intensification of price competition, the entry of new competitors and the formation of new products by new and existing competitors, especially with respect to Medicare products;

        (ii) Adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital and reserves and other financial viability requirements, prohibition or limitation of capitated arrangements or provider financial incentives, benefit mandates (including mandatory length of stay and emergency room coverage), limitations on the ability to manage care and utilization and any willing provider or pharmacy laws;

       (iii) Increases in medical costs, including increases in utilization and costs of medical services and the effects of actions by competitors or groups of providers;

        (iv) Termination of provider contracts or renegotiation thereof at less cost-effective rates or terms of payment;

        (v) Price increases in pharmaceuticals, durable medical equipment and other covered items;

        (vi) Adverse actions of governmental payors, including unilateral reduction of Medicare and Medicaid premiums payable to the Company, discontinuance of or limitations on governmentally-funded programs and recovery by governmental payors of previously paid amounts;

       (vii) Inability to increase premiums or prospective or retroactive reductions to premium rates for federal employees notwithstanding increases in medical costs due to competition, government regulation or other factors;

      (viii) Loss of HMO members;

        (ix) Failure to obtain new customers, retain existing customers or reductions in force by existing customers;

        (x) Governmental financial assessments or taxes to subsidize uncompensated care, other insurance carriers or academic medical institutions;

        (xi) Adverse publicity and news coverage;

       (xii) Inability to carry out marketing and sales plans;

      (xiii) Loss or retirement of key executives or key employees;

       (xiv) Denial of accreditation by independent quality accrediting agencies;

       (xv) Adverse results in ongoing OPM audits or in other reviews conducted by federal or state agencies;

       (xvi) Adverse results in significant litigation matters;

      (xvii) Adverse regulatory determinations resulting in loss or limitations of licensure, certification or contracts with governmental payors;

      (xviii) Higher service, administrative or general expenses occasioned by the need for additional advertising, marketing, administrative or management information systems expenditures;

       (xix) Changes in interest rates causing an increase in interest expense; and

       (xx) Increases by regulatory authorities of minimum capital, reserve and other financial viability requirements.

ITEM 2. PROPERTIES

    The Company, through Talbert, currently operates (i) 25 medical and dental centers in southern California, of which 8 are owned and 17 are leased; (ii) 7 medical and dental centers in Utah, of which 5 are owned and 2 are leased; (iii) 15 medical centers in Arizona, of which 4 are owned and 11 are leased; (iv) 3 owned and 2 leased medical centers in New Mexico; and (v) 2 medical centers in Nevada, of which 1 is owned and 1 is leased. FHP continues to operate 1 owned and 3 leased medical centers in Guam and a neighboring island. The medical and dental centers range in size from approximately 2,000 to 96,000 square feet. Talbert has either leased or subleased each of the medical and dental centers and related assets located in California, Utah, Arizona, New Mexico and Nevada from the Company's various HMO subsidiaries. As described in Item 1, the Company sold its Fountain Valley, California and Salt Lake City, Utah hospital campuses during fiscal year 1996. The Fountain Valley, California campus included primary and specialty care medical clinics and the Salt Lake City, Utah campus included a specialty care medical clinic, each of which were leased-back from the new owners by Talbert. In addition, the Company transferred the operations of its two sub-acute in-patient facilities to other operators during the second and third quarter of fiscal year 1996. The Company currently manages a hospital which is licensed for 150 beds located in Hawaiian Gardens, California. The management agreement associated with this facility will expire on January 30, 1997.

    The Company occupies as its principal executive offices approximately 160,000 square feet of office space located in a three-building office complex in Santa Ana, California under a lease which expires on June 30, 2006. The Company also owns a 58,000 square foot administrative office building in Utah and leases administrative offices in more than one dozen states.

    On June 30, 1996, the Company owned buildings totaling approximately 516,000 square feet in size, all of which were free of outstanding encumbrances. During the fiscal year ended June 30, 1996, the Company leased approximately 2.5 million square feet of buildings subject to annual lease obligations of approximately $28.1 million. In addition, the Company owns nonproductive acreage in California, Arizona, New Mexico and Nevada, which it is in the process of selling.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended June 30, 1996.

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

                                                                                   PRICE RANGE OF
                                                                                    COMMON STOCK
                                                                                --------------------
                                                                                  HIGH        LOW
                                                                                ---------  ---------
YEAR ENDED JUNE 30, 1996:
First Quarter.................................................................     26 5/8   22 1/2
Second Quarter................................................................         29   23 1/8
Third Quarter.................................................................     33 1/2   27 3/8
Fourth Quarter................................................................     31 3/4   26 5/8

YEAR ENDED JUNE 30, 1995:
First Quarter.................................................................     30 1/2   21 3/4
Second Quarter................................................................         29   25 1/4
Third Quarter.................................................................     29 1/2   24 1/4
Fourth Quarter................................................................     29 1/2   19 3/4

    As of September 16, 1996, the reported closing bid price per share was $37.375.

    (B) HOLDERS

    The approximate number of holders of record of the Company's Common Stock as of August 31, 1996 was 650. This number did not include individual participants in security position listings. Based on available information, the Company believes there are several thousand beneficial holders of its Common Stock.

    (C) DIVIDENDS

    The Company has retained its fiscal year 1996 earnings for use in its business and anticipates, for the foreseeable future, that no cash dividends will be paid on its Common Stock. The Company's Amended Credit Agreement restricts the payment of cash dividends on the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

    Information with respect to this item is located at page 29 herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Information with respect to this item is located at pages 30 through 36 herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following documents are filed as part of this Form 10-K Annual Report:

                                                                                                              PAGE
                                                                                                              -----

Index to Financial Statements............................................................................          37

Consolidated Balance Sheets, June 30, 1996 and 1995......................................................          38

Consolidated Statements of Income for the years ended June 30, 1996, 1995 and 1994.......................          39

Consolidated Statements of Stockholders' Equity for the years ended June 30, 1996, 1995 and 1994.........          40

Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1995 and 1994...................          42

Notes to Consolidated Financial Statements...............................................................          43

Independent Auditors' Report.............................................................................          62

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in the Company's independent auditors or disagreements with such auditors on accounting principles or practices or financial statement disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Directors of the Company are as follows:

NAME                                            AGE      POSITION
- ------------------------------------------      ---      ---------------------------------------------------------------
Jack R. Anderson..........................          71   Chairman of the Board

Westcott W. Price III.....................          57   Vice Chairman of the Board, President and Chief Executive
                                                           Officer

Richard M. Burdge, Sr.....................          69   Director

Burke F. Gumbiner.........................          45   Director, Senior Vice President and President,
                                                           Insurance Division

Warner Heineman...........................          74   Director

Van B. Honeycutt..........................          51   Director

Robert W. Jamplis, M.D....................          76   Director

Robert C. Maxson, Ed.D....................          60   Director

Joseph F. Prevratil.......................          58   Director

    The executive officers of the Company, who serve at the discretion of the Board of Directors, are as follows:

NAME                                            AGE      POSITION
- ------------------------------------------      ---      ---------------------------------------------------------------
Westcott W. Price III.....................          57   President and Chief Executive Officer

Gloria L. Austin..........................          42   Senior Vice President, Talbert-California

Valerie A. Fletcher.......................          49   Vice President, Accounting and Controller

Robert N. Franklin........................          53   Senior Vice President, Public Affairs

Larry D. Gray.............................          45   Senior Vice President and President FHP, California Region

Burke F. Gumbiner.........................          45   Senior Vice President and President, Insurance Division

Jeffrey H. Margolis.......................          33   Senior Vice President and Chief Information Officer

Jack D. Massimino.........................          47   President and Chief Executive Officer, Talbert

Michael A. Montevideo.....................          42   Vice President and Treasurer

Kenneth S. Ord............................          50   Senior Vice President and Chief Financial Officer

Eric D. Sipf..............................          47   Senior Vice President and President, FHP of Colorado, Inc.

Michael J. Weinstock......................          55   Senior Vice President, General Counsel and Secretary

    DIRECTORS

    JACK R. ANDERSON joined the Board of Directors of the Company in June 1994, pursuant to the terms of an Agreement and Plan of Merger (the "TakeCare Merger Agreement") whereby the Company acquired ownership of TakeCare, Inc. ("TakeCare") and agreed to add Mr. Anderson to the Company's Board of Directors and to renominate him at the Annual Meeting of Stockholders in 1996. He was elected Chairman of the Board of Directors of the Company in June, 1995 and is a member of the Executive Committee of the Board. Mr. Anderson is also a member of the Talbert Board of Directors. Mr. Anderson was Chairman of the Board of Directors of TakeCare from 1988 to June of 1994. He has been President of Calver Corporation, a health care consulting and investing firm and a private investor since 1982. Mr. Anderson currently serves on the Boards of Directors of Horizon Mental Health Management, Inc. and United Dental Care, Inc.

    WESTCOTT W. PRICE III has been Vice Chairman of the Board of Directors of the Company since 1986 and a Director of the Company since 1984. Mr. Price became President of the Company in 1989 and Chief Executive Officer in 1990. Mr. Price is a member of the Executive Committee of the Board. He also serves as President of two of the Company's HMO subsidiaries. Mr. Price joined FHP in 1981 as a Senior Vice President. Mr. Price is also a member of the Talbert Board of Directors. Mr. Price has been a member of the Board of Directors of FHP Foundation since 1985.

    RICHARD M. BURDGE, SR. joined the Board of Directors of the Company in July 1994 pursuant to the terms of the TakeCare Merger Agreement whereby the Company agreed to add Mr. Burdge to the Company's Board of Directors and to renominate him at the Annual Meeting of Stockholders in 1995. Mr. Burdge currently serves as Chairman of the Compensation Committee and as a member of the Audit Committee of the Board of Directors. Mr. Burdge is also a member of the Talbert Board of Directors. Mr. Burdge retired in 1984 as Executive Vice President of CIGNA Corporation, a position he held from 1982 to 1984. He served as Senior Executive Vice President of INA Corporation from 1980 to 1982 and as Executive Vice President of INA Corporation from 1975 to 1980. He also served as President and Chief Operating Officer of the American Stock Exchange from 1972 to 1975.

    BURKE F. GUMBINER has been a Director of the Company since 1984. Mr. Gumbiner is also a member of the Quality Assessment Committee of the Board. He was a Vice President of the Company from 1984 to 1989, and in 1989 he became a Senior Vice President. Mr. Gumbiner joined FHP in 1972 and has served in several executive capacities. In August 1995 Mr. Gumbiner was appointed President of the Company's Insurance Group.

    WARNER HEINEMAN has been a member of the Board of Directors of the Company since 1990 and is the Chairman of the Company's Audit Committee and a member of the Compensation and Quality Assessment Committees. Mr. Heineman is also a member of the Talbert and FHP Financial Corporation Boards of Directors. Mr. Heineman has served as a Senior Advisor to First Business Bank since 1992. From 1989 to 1992, he served as Senior Vice President of Bank of Los Angeles. He also served as a Senior Vice President of City National Bank from 1981 to 1988. In 1981 he retired as Vice Chairman and Director of Union Bank after 38 years of service with that organization. Mr. Heineman is a trustee of Southwestern University School of Law, a member of the Board of Advisors of UCLA Medical Center, member of the Board of Visitors, UCLA School of Medicine, a member of the Board of Directors of FHP Foundation and a director of Alexander Haagen Properties, Inc. and Countrybaskets Index Fund, Inc.

    VAN B. HONEYCUTT joined the Board of Directors in November 1995, when the Board was expanded from 8 to 9 members. Mr. Honeycutt also serves as a member of the Audit Committee of the Board. Mr. Honeycutt is also a member of the Talbert Board of Directors. Mr. Honeycutt has been President and Chief Executive Officer of Computer Sciences Corporation since April 1995. Computer Sciences Corporation is a publicly-traded company listed on the New York Stock Exchange which provides information technology consulting, systems integration and outsourcing services to industry and government. From 1993 to 1995, Mr. Honeycutt served as President and Chief Operating Officer of Computer Sciences Corporation. From 1987 to 1993, he served as Corporate Vice President and President of Computer Sciences Corporation's Industry Services Group.

    ROBERT W. JAMPLIS, M.D. joined the Board of Directors in August 1995, when he filled a vacancy on the Board caused by the resignation of another director. He serves as Chairman of the Quality Assessment Committee of the Board. Dr. Jamplis is also a member of the Talbert Board of Directors. He served on the Boards of Directors of TakeCare and two of its HMO subsidiaries prior to the Company's acquisition of

TakeCare in 1994. Dr. Jamplis has been President and Chief Executive Officer of Palo Alto Medical Foundation since 1981, was named Executive Director of the Palo Alto Clinic in 1966, and joined the Clinic in 1954. Dr. Jamplis has written extensively and held leadership positions with numerous medical, academic and business organizations. He presently serves on the Boards of Directors of Children's Hospital at Stanford, Santa Barbara Medical Foundation Clinic, and the American Cancer Society-- California Division.

    ROBERT C. MAXSON, ED.D. joined the Board of Directors in August 1995, when he filled a vacancy on the Board caused by the resignation of another director. He currently serves on the Compensation Committee of the Board. Dr. Maxson is also a member of the Talbert Board of Directors. Dr. Maxson also serves on the Board of Directors of FHP Foundation. Dr. Maxson has been President of California State University, Long Beach, since 1994. Dr. Maxson served as the President of the University of Nevada, Las Vegas, from 1984 to 1994. He has also served on other corporate boards such as Bank of America Nevada and Houston Security Bank.

    JOSEPH F. PREVRATIL has been a member of the Board of Directors of the Company since 1991 and is Chairman of the Company's Executive Committee and a member of its Audit and Compensation Committees. Mr. Prevratil is also a member of the Talbert Board of Directors. Mr. Prevratil also serves as a Director and Chief Executive Officer of FHP Foundation. From 1982 to 1988, Mr. Prevratil served as President of Wrather Port Properties, Inc., an entertainment and hotel complex that included the Queen Mary oceanliner in Long Beach, California. In 1988 and 1989 he served as Executive Director of the Port of Long Beach. From 1989 to 1993, Mr. Prevratil was President of his own business, providing contracted consulting and management services to the leisure-time industry and the Redevelopment Agency of the City of Long Beach. In 1993, Mr. Prevratil became President of the RMS Foundation, Inc., a nonprofit corporation operating the Queen Mary oceanliner attraction.

    The Company's Directors are divided into three classes and serve terms of three years, with one class being elected by the stockholders each year. The terms of Directors expire as follows: Messrs. Anderson, Gumbiner and Heineman in 1996; Messrs. Honeycutt, Price and Prevratil in 1997; and Messrs. Burdge, Jamplis and Maxson in 1998.

    EXECUTIVE OFFICERS

    WESTCOTT W. PRICE III has been Vice Chairman of the Board of Directors of the Company since 1986, and has been a Director of the Company since 1984. Mr. Price was a Vice President of the Company from 1987 to 1989 and was elected President in 1989. Mr. Price joined FHP in 1981, first serving as Senior Vice President and later as Executive Vice President, and was elected President in 1987. Mr. Price became Chief Executive Officer of the Company in 1990.

    GLORIA L. AUSTIN joined FHP in 1978 and served in several executive capacities in FHP's Utah and California regional operations, including Associate Vice President, Utah Region Administration and Regional Vice President, Los Angeles. In February 1995, Ms. Austin became the Company's Senior Vice President, Health Care Delivery. In July 1995, Ms. Austin was appointed Senior Vice President, California of the Company's former staff model operations. Ms. Austin currently serves as Senior Vice President, Talbert-California.

    VALERIE A. FLETCHER joined FHP in 1989 as Associate Vice President, Finance. In 1992, Mrs. Fletcher was appointed Corporate Vice President, Accounting of FHP and in 1993 was elected Controller of the Company. In 1994, Mrs. Fletcher became Vice President, Accounting of the Company.

    ROBERT N. FRANKLIN joined FHP in 1990 and served as Vice President, Government Affairs before being appointed Senior Vice President, Public Affairs in 1993. In 1994, Mr. Franklin became Senior Vice President, Public Affairs of the Company.

    LARRY D. GRAY joined the Company in 1996 as a Senior Vice President and President of FHP's California region. Mr. Gray is also a director of FHP. From 1993 to 1996, Mr. Gray was President and Chief Executive Officer of Health Visions Corporation. From 1987 to 1993, Mr. Gray was President and Chief Executive Officer of CareAmerica Health Plans, Inc.

    BURKE F. GUMBINER has been a Director of the Company since 1984 and was a Vice President from 1986 to 1989, when he was appointed Senior Vice President. He joined FHP in 1972 and served in several executive capacities before being appointed a Senior Vice President in 1986. In 1994, Burke Gumbiner was appointed Senior Vice President and Chief Operating Officer, Insurance and Support Services of the Company. In August 1995, Mr. Gumbiner was appointed President of the Company's Insurance Group.

    JEFFREY H. MARGOLIS joined the Company in 1994 as Vice President, Information Services and Chief Information Officer. From 1993 to 1994, Mr. Margolis was Vice President and Chief Information Officer of TakeCare. From 1989 to 1991, Mr. Margolis was Director of Information Services of Comprecare, Inc. and from 1991 to 1993 he was Vice President and Chief Information Officer of Comprecare, Inc. In June 1995, Mr. Margolis was appointed a Senior Vice President of the Company.

    JACK D. MASSIMINO first joined FHP in 1975 and served in several executive capacities, including Utah Regional General Manager, before leaving FHP in 1979 to join a health care consulting firm. He later served as President, CEO and a Director of Texas Health Plans from 1987 to 1988. In 1988, he returned to FHP as Vice President of Corporate Development and in 1990 was appointed a Senior Vice President of FHP. From 1994 to 1995 he served as the Company's Executive Vice President and Chief Operating Officer. In July 1995, Mr. Massimino was appointed President of the Company's former staff model operations. Mr. Massimino currently serves as a Director, President and Chief Executive Officer of Talbert.

    MICHAEL A. MONTEVIDEO joined FHP in 1985, became Treasurer of the Company and FHP in 1989 and was appointed an Associate Vice President of FHP in 1990 and a Vice President of FHP in 1993. In 1994, Mr. Montevideo became a Vice President of the Company.

    KENNETH S. ORD joined the Company in 1994 as Senior Vice President and Chief Financial Officer. From 1982 to 1994, he was employed by Kelly Services, Inc. in Troy, Michigan most recently as Vice President of Finance, Controller and Treasurer.

    ERIC D. SIPF joined the Company in 1994 as Senior Vice President of Health Plans of the Company's Eastern Division. Mr. Sipf currently serves as a Senior Vice President of the Company and as President of FHP of Colorado, Inc. From 1985 to 1993, he was President and Chief Executive Officer of Comprecare, Inc. and from 1993 to 1994 was President of Comprecare Health Care Services, Inc. and TakeCare of Colorado, Inc.

    MICHAEL J. WEINSTOCK has been General Counsel and Secretary of the Company and FHP since 1987. He became a Vice President of the Company and FHP in 1989 and a Senior Vice President of the Company and FHP in 1993.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require the Company's officers and directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies.

    Based upon its review of the copies of such forms received by it, or written representation from certain reporting persons, the Company believes that, during the last fiscal year, all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

    The following table provides information concerning the annual and long-term compensation for services in all capacities to the Company and its subsidiaries for the fiscal years shown of those persons ("Named Executive Officers") who were, during the latest fiscal year (i) the chief executive officer and (ii) the other four most highly compensated executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM COMPENSATION
                                                                                    ------------------------------------------
                                                         ANNUAL COMPENSATION                       OPTION
                                                   -------------------------------  RESTRICTED     AWARDS         ALL OTHER
                                          FISCAL   SALARY(1)   BONUS(2)   OTHER(3)    STOCK      (NUMBER OF    COMPENSATION(4)
      NAME AND PRINCIPAL POSITION          YEAR       ($)        ($)        ($)       AWARDS      SHARES)            ($)
- ----------------------------------------  ------   ---------   --------   --------  ----------  ------------   ---------------
WESTCOTT W. PRICE III                      1996     499,990    355,020       --       --(5)        25,000          15,093
 Vice Chairman of the Board; President     1995     499,990      -0-         --        -0-        275,000           9,582
 and CEO                                   1994     428,922     95,514       --        -0-         50,000          28,301

JACK D. MASSIMINO                          1996     361,924    591,700       --       --(5)        25,000          13,683
 President and Chief Executive Officer,    1995     450,008      -0-         --        -0-         25,000          10,492
 Talbert Medical Management Corporation    1994     345,483    151,226                 -0-        225,000          29,277

GLORIA L. AUSTIN                           1996     209,996    645,280(6)    --       --(5)        10,000          12,331
 Senior Vice President, California,        1995     184,966     20,000       --        -0-         10,000           9,143
 Talbert Medical Management Corporation    1994     151,548     35,266       --        -0-         10,000          23,239

MICHAEL J. WEINSTOCK                       1996     249,995    207,020       --       --(5)        10,000          14,282
 Senior Vice President, General Counsel    1995     249,995      -0-         --        -0-         10,000          10,030
 and Secretary                             1994     227,288    103,897       --        -0-         60,000          28,301

JEFFREY H. MARGOLIS                        1996     244,627    146,874       --        -0-         -0-             12,176
 Senior Vice President and Chief           1995     227,307      -0-         --        -0-         -0-              6,878(9)
 Information Officer                       1994       4,821(7)      --(8)    --        -0-         25,000          --

- ------------------------------

(1) Includes the base salary earned by the Named Executive Officer during the fiscal year covered and any voluntary salary reduction resulting from contributions for the fiscal year by the Named Executive Officer to (a) the Company's Employee Stock Ownership Plan under Internal Revenue Code Section 401(k), and (b) the Company's Deferred Compensation Plan.

(2) Includes the cash value of bonus earned by the Named Executive Officer during the fiscal year covered and the cash value of voluntary bonus reductions resulting in contributions to (a) the Company's Employee Stock Ownership Plan under Internal Revenue Code Section 401(k) and (b) the Company's Deferred Compensation Plan.

(3) Excludes perquisites and other personal benefits if the value did not exceed the lesser of $50,000 or 10% of both salary and bonus.

(4) Includes the dollar value of taxable income from group term life insurance coverage in excess of $50,000 purchased by the Company as follows: Westcott
    W. Price III--$1,632; Jack D. Massimino--$1,650; Gloria L. Austin--$331, Michael J. Weinstock--$2,244; and Jeffrey H. Margolis--$176. Amount also includes interest credited on deferred compensation in excess of 120% of the applicable federal long-term rate as follows: Westcott W. Price III--$1,461; Jack D. Massimino--$33; and Michael J. Weinstock--$38. Also includes Company contributions under the FHP Money Purchase Pension Plan as follows: Westcott
    W. Price III--$9,000; Jack D. Massimino--$9,000; Gloria L. Austin--$9,000; Michael J. Weinstock--$9,000; and Jeffrey H. Margolis--$9,000. Also includes Company contributions under the Company's Employee Stock Ownership Plan as follows: Westcott W. Price III--$3,000; Jack D. Massimino--$3,000; Gloria L. Austin--$3,000; Michael J. Weinstock--$3,000; and Jeffrey H. Margolis--$3,000. The foregoing retirement plan contributions are through December 31, 1995. Contributions are made annually on December 31st; therefore, no contributions were made for the six-month period ended June 30, 1996. Jeffrey H. Margolis became a participant in the retirement plans on January 1, 1995.

(5) Pursuant to a Stock Purchase Agreement dated as of March 15, 1996, as amended (the "Stock Purchase Agreement"), by and between the Company, Talbert, Talbert Health Services Corporation ("THSC") and certain management investors, Westcott W. Price III, Jack D. Massimino, Gloria L. Austin and Michael J. Weinstock purchased 67,500, 500,000, 50,000 and 10,000 shares, respectively, of Talbert Common Stock for $0.01 per share, the same per share price at which the Company purchased its 9,100,000 shares of Talbert Common Stock. In addition, pursuant to the Stock Purchase Agreement, Westcott W. Price III, Jack D. Massimino, Gloria L. Austin and Michael J. Weinstock purchased four, 27, three and one shares, respectively, of THSC Common Stock for $2.00 per share, the same per share price at which the Company purchased its 500 shares of THSC Common Stock. On July 1, 1996, 1997, 1998 and 1999, 25% of the stock issued to each Named Executive Officer vests. The shares of Talbert and THSC Common Stock are also subject to numerous other restrictions which lapse on specified dates. The Company, however, has a performance purchase option to purchase 80% of the shares of stock that vests on July 1, 1996, 1997 and 1998 for the original purchase prices of $0.01 and $2.00, respectively, if it is determined by the Company's Audit Committee that Talbert did not meet its planned financial goals for the previous fiscal year. The Company's Audit Committee has determined that Talbert met its planned financial goals for the fiscal year ended June 30, 1996.

    The Stock Purchase Agreement provides that the Company has an option to repurchase from the Named Executive Officers for the original purchase prices of $0.01 and $2.00, respectively, any portion of their Common Stock which remains unvested when and if these Named Executive Officers cease to be an employee of the Company, an affiliate of the Company or Talbert. The Company also has an unrestricted option to purchase from the Named Executive Officers at any time prior to October 1, 1999 any portion of their Common Stock (whether or not vested or otherwise restricted) for $30 per share. The Company proposes to amend the Stock Purchase Agreement to provide that upon the termination of the employment of Westcott W. Price III or Michael J. Weinstock with the Company, all of such Named Executive Officer's Common Stock will vest; however, such common stock would remain subject to both the Company's performance purchase option and the Company's $30-per-share purchase option. The amendment also would provide that upon a change in control (as defined) of Talbert which occurs after the consummation of the transactions contemplated by the Merger Agreement, the options of the Company to purchase the Common Stock at $.01 and $2.00, respectively, per share will expire. The restricted shares of stock are held in escrow by the Assistant Secretary of the Company in the capacity of escrow agent under the Stock Purchase Agreement. The Named Executive Officers have all rights of a shareholder with respect to the stock including the right to vote, to receive dividends and to participate in stock splits or other recapitalizations, and to exchange such shares in a merger, consolidation or other reorganization. The number of shares and repurchase prices are subject to adjustment for a 1-for-3.33 reverse stock split declared by the Talbert Board of Directors on September 17, 1996.

(6) Includes total bonus amount awarded and accrued during fiscal year 1996 but subject to payment in the two following fiscal years.

(7) Following the acquisition of TakeCare, Inc., Mr. Margolis became an employee of the Company and served as such during the last 13 days during the fiscal year ended June 30, 1994. On an annualized basis, his salary would have been approximately $139,400.

(8) Mr. Margolis received a bonus of $90,278 under the TakeCare Incentive Program for the period of January 1, 1994 through June 17, 1994.

(9) Includes $6,833 paid to Mr. Margolis in lieu of certain welfare benefits which he was otherwise entitled to as an employee of TakeCare.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table provides details regarding stock options of the Company granted under the Company's Executive Incentive Plan to the Named Executive Officers during the fiscal year ended June 30, 1996. In addition, in accordance with Commission rules, there are shown the hypothetical gains or "option spreads" that would exist for the respective options if they were exercised. These gains are based on assumed rates of compound stock price appreciation of 5% and 10% from the date the options were granted over the full option term. In assessing these values it should be kept in mind that no matter what theoretical value is placed on a stock option, its ultimate value will depend on the market value of the Company's stock at a future date. The Company's Executive Incentive Plan does not provide for the grant of stock appreciation rights.

                                                                                                      POTENTIAL REALIZABLE
                                                                                                        VALUE AT ASSUMED
                                                                                                        ANNUAL RATES OF
                                                                                                          STOCK PRICE
                                             NUMBER OF                                                  APPRECIATION FOR
                                              SHARES       % OF TOTAL                                    OPTION TERM(2)
                                            UNDERLYING   OPTIONS GRANTED   EXERCISE                 ------------------------
                                              OPTIONS    TO EMPLOYEES IN   PRICE PER   EXPIRATION       5%           10%
NAME                                        GRANTED(1)     FISCAL YEAR     SHARE(1)       DATE      $(37.6682)   $(59.9803)
- ------------------------------------------  -----------  ---------------  -----------  -----------  -----------  -----------
Westcott W. Price III.....................    25,000(3)           6.3%     $  23.125     07/03/05    $ 363,580    $ 921,383
Jack D. Massimino.........................    25,000(3)           6.3%     $  23.125     07/03/05    $ 363,580    $ 921,383
Gloria L. Austin..........................    10,000(3)           2.5%     $  23.125     07/03/05    $ 145,432    $ 368,553
Michael J. Weinstock......................    10,000(3)           2.5%     $  23.125     07/03/05    $ 145,432    $ 368,553
Jeffrey H. Margolis.......................      -0-               0.0%           N/A          N/A          N/A          N/A

- ------------------------------

(1) All options were granted at an exercise price equal to the fair market value of the Company's Common Stock on the option grant date. In accordance with the terms of the Company's Executive Incentive Plan, options become fully exercisable on the occurrence of a change of control unless such acceleration is nullified by the Company's Board of Directors within 10 business days after the Board of Directors becomes aware of a change in control. In connection with the acquisition of the Company by PacifiCare, the Board of Directors made the determination to nullify the provisions in the Executive Incentive Plan providing for automatic acceleration and has reinstated the existing vesting and forfeiture provisions subject to the terms and conditions of the Merger Agreement.

(2) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be achieved.

(3) Exercisable July 3, 2002, but subject to accelerated incremental vesting as to 10%, 15%, 20%, 25%, and 30% of the total number of option shares granted, respectively, each year subsequent to the date of the grant (i) if the consolidated earnings per share ("EPS") of the Company for the fiscal year ending on the June 30 immediately preceding such accelerated vesting date exceed both EPS for the preceding fiscal year, and the average EPS for the two preceding fiscal years and (ii) if the Optionee shall have been in the continuous employ of the Company or any subsidiary from the date of grant of this option through such accelerated vesting date. If accelerated vesting does not occur, the percentage will be carried forward and added to the percentage which becomes eligible for accelerated vesting with respect to the next anniversary date.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
  VALUES

    The following table provides information concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the last fiscal year by the Named Executive Officers.

                                                                                                  VALUE OF UNEXERCISED
                                        SHARES                      NUMBER OF UNEXERCISED         IN-THE-MONEY OPTION
                                      ACQUIRED ON      VALUE      OPTION SHARES AT FY-END(#)      SHARES AT FY-END($)
                                       EXERCISE      REALIZED    ----------------------------  --------------------------
NAME                                      (#)           ($)       EXERCISABLE   UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
- -----------------------------------  -------------  -----------  -------------  -------------  -----------  -------------
Westcott W. Price III..............       -0-           -0-           30,000        420,000       255,625     1,894,375
Jack D. Massimino..................       -0-           -0-           76,250        270,000       208,359     1,236,563
Gloria L. Austin...................        5,250        30,844         9,000         47,750        65,547       272,703
Michael J. Weinstock...............       10,000       137,500        19,000         96,000        39,375       480,000
Jeffrey H. Margolis................       24,813       724,506         7,500         52,125        40,781     1,005,145

CHANGE IN CONTROL EMPLOYMENT AGREEMENTS

    The Company has entered into individual employment agreements (the "Employment Agreements") with certain key executive officers, including the Named Executive Officers, providing for benefits in the event of a "Change of Control" of the Company. The Employment Agreements provide that upon the date (the "Effective Date", as defined in the Employment Agreements) upon which a Change of Control occurs, the Company will continue to employ the Named Executive Officers for the period commencing on the Effective Date and ending on the third anniversary of the Effective Date (the "Employment Period"). During the Employment Period, the Named Executive Officer's position, authority, duties and responsibilities shall be at least commensurate in all respects with the most significant of those held, exercised and assigned during any time during the 120-day period immediately preceding the Effective Date. During the Employment Period, the Named Executive Officers shall receive an annual base salary ("Annual Base Salary"), subject to periodic review, at least equal to twelve times the highest monthly base salary paid or payable, including any base salary which has been earned but deferred, to the Named Executive Officers by the Company and its affiliated companies in respect of the twelve-month period immediately preceding the month in which the Effective Date occurs. In addition, the Named Executive Officers shall be entitled to participate in all benefit programs applicable to other peer executives of the Company and its affiliated companies.

    The Employment Agreements contain provisions for termination of the Named Executive Officer's employment under various circumstances including death, disability, cause or good reason. If, during the Employment Period, the Company shall terminate the Named Executive Officer's Employment other than for cause, death or disability or the Named Executive Officer shall terminate employment for good reason, the Company shall be required to pay to the Named Executive Officer the following payments and benefits: (i) bi-weekly salary continuation at the Named Executive Officer's Annual Base Salary as if the Named Executive Officer had remained employed through the end of the Employment Period; (ii) medical and dental coverage continuation through the end of the Employment Period at the Named Executive

Officer's benefit level as of the date of termination; (iii) life insurance coverage continuation through the end of the Employment Period at the Named Executive Officer's current benefit level as of the date of termination; (iv) out-placement services; (v) a payment and other benefits determined by reference to the Named Executive Officer's participation in the Company's ESOP and the FHP Money Purchase Pension Plan and in the manner provided in the Employment Agreements; (vi) payment of all accrued vacation, holiday and personal leave days as of the date of termination; and (vii) payment of any unpaid incentive compensation, all as determined in the manner set forth in the Employment Agreements.

    The Employment Agreements also contain provisions with respect to the acceleration of options. Upon a termination of employment other than voluntarily or for cause, death or disability, after a Change of Control and prior to the end of the Employment Period, all outstanding options held by the Named Executive Officer vest, except to the extent such vesting would result in an "excess parachute payment" nondeductible by the Company or would prevent accounting for the Change of Control as a "pooling-of-interests." Options that do not vest by reason of an exception become exercisable in accordance with their original vesting schedule and remain exercisable until 90 days thereafter (or, if earlier, until the original expiration date), provided that the Named Executive Officer satisfies all three of the following requirements: (i) the Named Executive Officer must execute and deliver to the Company a settlement and release agreement waiving all claims against the Company and its affiliates (other than obligations under the employment agreements and vested employee benefits) within 30 days after the Named Executive Officer's date of termination; (ii) at or before the Effective Date, the Named Executive Officer must have executed and delivered to the Company a covenant not to compete for the period through the end of the Employment Period, imposing certain restrictions upon the Named Executive Officers conducting the same business in the same cities and counties as carried on by the Company in California at the Effective Date (the nature of the restrictions varies depending on the position of the Named Executive Officers); and (iii) requiring the Named Executive Officers to serve without compensation as a director, after the Effective Date, of any corporation controlling, under common control with or controlled by the Company, if requested to do so and for so long as such corporation may require (but not beyond the end of the Employment Period). The acquisition of the Company by PacifiCare will constitute a Change of Control under the Employment Agreements.

                       NON-EMPLOYEE DIRECTOR COMPENSATION

DIRECTORS' FEES

    In June 1995, the Board restructured the fees paid to its non-employee Directors so as to reduce the initial amount paid to new non-employee Directors, to encourage long-term participation by non-employee Directors and to encourage consistent participation by committee members. As of June 15, 1996, the initial fee paid to non-employee Directors first elected to the Board after June 15, 1996, was reduced to $5,000 per quarter (from $10,000 per quarter) and such fee will be increased at the end of each year of service as a non-employee Director by the sum of $1,250 per quarter up to a maximum per quarter compensation rate of $10,000. The restructured fee schedule was made applicable to Jack R. Anderson and Richard M. Burdge, Sr. based upon the date of commencement of their service as non-employee Directors in 1994. In addition, each non-employee Director who serves as a member of a committee of the Board (other than the Chairmen of the Executive, Audit, Compensation and Quality Assessment Committees) is to receive a fee of $1,000 each for each committee meeting attended. The Chairman of the Executive Committee is paid an annual sum of $50,000 for service in such capacity, the Chairman of the Audit Committee is paid an annual sum of $25,000 for service in such capacity, the Chairman of the Compensation Committee is paid an annual sum of $10,000 for service in such capacity, and the Chairman of the Quality Assessment is paid an annual sum of $10,000 for service in such capacity. Warner Heineman also received $10,000 for serving on the Board of Directors of one of the Company's subsidiaries. Employee Directors receive no fees for service as Board or Committee members.

DEFERRED COMPENSATION

    The Company adopted a Deferred Compensation Plan for non-employee Directors which was terminated as of December 31, 1995. From July 1 through December 31, 1995, an amount equal to 8% of the non-employee Directors' annual director fees was credited to their benefit on the Company's books. Such funds were credited with earnings at the same interest rate that the Company earns on its cash and cash equivalent investments. Effective January 1, 1996, the non-employee Directors' account balances were transferred into the Company's Deferred Compensation Plan. The non-employee Directors may voluntarily elect to defer all or a portion of their fees into the Company's Deferred Compensation Plan.

    Set forth below are (1) the fees earned during the fiscal year ended June 30, 1996 by the non-employee Directors of the Company for service as directors of the Company and certain of its subsidiaries during the fiscal year ended June 30, 1996 and (2) the deferral amounts (including earnings) which were accrued on the Company's books for non-employee Directors during the six months ended December 31, 1995:

                                                                     FEES     DEFERRAL AMOUNTS
                                                                   ---------  -----------------
Jack R. Anderson.................................................  $  25,000      $   1,170
Richard M. Burdge, Sr............................................     38,000          1,696
Warner Heineman..................................................     83,000          3,642
Van B. Honeycutt.................................................     12,000         -0-
Robert W. Jamplis................................................     22,500            680
Robert C. Maxson.................................................     18,000            400
Joseph F. Prevratil..............................................     95,000          4,584

STOCK OPTIONS

    The Company's Executive Incentive Plan provides for the automatic award of nonqualified stock options to non-employee Directors according to the formula set forth below. Each person who first becomes a non-employee Director of the Company is awarded a nonqualified option to purchase 10,000 shares of the Company's Common Stock at an option exercise price equal to the market value of the Common Stock on the date that person becomes a non-employee director. This option becomes exercisable in full only after the optionee has completed two years of continuous service as a non-employee Director. Based on the foregoing formula, nonqualified options were granted each to Robert W. Jamplis and Robert
C. Maxson on August 7, 1995 to purchase 10,000 shares of the Company's Common Stock at an option exercise price of $23.8125 per share. Similarly, based on the foregoing formula, an option was granted to Van B. Honeycutt on November 16, 1995, to purchase 10,000 shares of the Company's Common Stock at an option exercise price of $25.00 per share.

    The Executive Incentive Plan further provides that a person who has continuously served as a non-employee Director of the Company for two years and has not received an option award during that period, is awarded a nonqualified option to purchase 10,000 additional shares of the Company's Common Stock. This option becomes exercisable at the rate of 20% of the shares covered thereby for each year thereafter that the optionee completes as a non-employee Director. Based on the foregoing formula, a nonqualified option was granted to Jack R. Anderson on June 17, 1996, to purchase 10,000 shares of the Company's Common Stock at an option exercise price of $27.40625 per share.

    The Executive Incentive Plan also provides that a person who continuously serves as a non-employee Director of the Company for a period of two years after receiving the option award described in the preceding paragraph, receives an option to purchase 2,000 additional shares of Company's Common Stock annually for each year that the non-employee director continues to serve in that capacity. Each of these options becomes exercisable at the rate of 20% of the shares covered thereby for each year thereafter that the optionee completes as a non-employee Director. Based on the foregoing formula, a nonqualified option was granted to Warner Heineman on October 2, 1995, to purchase 2,000 shares of the Company's Common Stock at an option exercise price of $24.25 per share.

    In addition, the Executive Incentive Plan provides that each non-employee Director who serves as Chairman of the Executive Committee will be awarded an option to purchase 50,000 shares, each non-employee Director who serves as Chairman of the Audit Committee will be awarded an option to purchase 25,000 shares, each non-employee Director who serves as Chairman of the Compensation Committee and each non-employee Director who serves as Chairman of the Quality Assessment Committee will receive options to purchase 10,000 shares.

    In each case, the award is granted on the date the non-employee Director is first elected to a committee chairmanship. The exercise price of such options is equal to the market value per share on the date of award. The options are exercisable 25% as of the date of grant and 25% on the first three anniversaries thereof on which such Chairman has continuously served as a non-employee Director of the Company. Based on the foregoing formula, a nonqualified option was granted to Robert W. Jamplis upon his election as Chairman of the Quality Assessment Committee on September 7, 1995, to purchase 10,000 shares of the Company's Common Stock at an option exercise price of $23.00 per share.

CONSULTING FEES

    No consulting fees were paid to any Director during the year ended June 30, 1996.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Richard M. Burdge, Sr. (Chairman), Warner Heineman and Joseph F. Prevratil served as members of the Company's Compensation Committee during the entire fiscal year ended June 30, 1996. Robert C. Maxson was appointed as an additional member of the Compensation Committee in September 1995. Each of the members of the Compensation Committee are non-employee Directors of the Company.

    Mr. Prevratil is the President of the RMS Foundation, Inc. (the "Foundation") which manages the day-to-day operations of the Queen Mary oceanliner tourist attraction located in Long Beach harbor in California. During the fiscal year ended June 30, 1994, and a portion of fiscal year ended June 30, 1995, the Company's HMO and insurance subsidiaries provided health care coverage to the Foundation's employees. During the fiscal year ended June 30, 1996, the Foundation's largest outstanding account balance was $105,109. However, as of October 6, 1995, the Foundation had paid the account balance, including interest at the rate of 8.5% per annum, in full. Since 1990, Mr. Prevratil has been the President of J&P Riverside Hotel Corp., the general partner in Riverside Hotel Partners, Ltd., which owned and operated the Sheraton Riverside Hotel. In February, 1996, Riverside Hotel Partners, Ltd., a limited partnership, filed a petition under Chapter 11 of the Federal bankruptcy laws.

    No executive officer of the Company during the last fiscal year served as a member of a compensation committee or director of another for-profit entity in a situation in which an executive officer of such other entity served as a member of the Compensation Committee or Director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table and footnotes set forth certain information regarding beneficial ownership of the Company's Common Stock and Series A Preferred Stock:
(i) by each person known by the Company to own beneficially more than 5% of the Company's Common Stock; (ii) by each of the current directors and Named Executive Officers (as defined in Item 402(a)(3) of Regulation S-K) of the Company; and (iii) by all of the Company's directors and officers as a group. Unless otherwise noted, the information is as of August 31, 1996:

                                                                       AMOUNT AND NATURE
                                                                         OF BENEFICIAL     PERCENT OF
NAME OF BENEFICIAL OWNER(1)                       CLASS OF STOCK         OWNERSHIP(2)         CLASS
- ---------------------------------------------  ---------------------  -------------------  -----------
Heine Securities Corporation.................  Common                   5,694,266(3)             14.0%
51 John F. Kennedy Parkway
Short Hills, NJ 07078

Neuberger & Berman L.P.......................  Common                   4,001,346(3)              9.8%
605 Third Avenue
New York, NY 10158

FHP International Corporation
Employee Stock Ownership Plan................  Common                   3,256,710                 7.9%
3120 W. Lake Center Drive
Santa Ana, CA 92704

The Capital Group Companies, Inc.............  Common                   3,238,300(3)              7.9%
333 South Hope Street
Los Angeles, CA 90071

Invista Capital Management, Inc..............  Common                   2,199,416(3)              5.4%
1500 Hub Tower, 699 Walnut Street
Des Moines, IA 50309

Jack R. Anderson.............................  Common                     829,518(4)(7)           2.0%

                                               Series A Preferred       2,771,794(4)             13.2%

Westcott W. Price III........................  Common                     531,297(5)(6)(7)        1.3%

Richard M. Burdge, Sr........................  Common                     287,631(7)(8)         *

                                               Series A Preferred...      742,104(8)              3.5%

Burke F. Gumbiner............................  Common                     184,353(5)(6)(7)      *

Warner Heineman..............................  Common                      24,900(7)            *

Van B. Honeycutt.............................  Common                           0               *

Robert W. Jamplis, M.D.......................  Common                       5,000(7)            *

Robert C. Maxson.............................  Common                           0               *

Joseph F. Prevratil..........................  Common                      37,000(7)            *

Jack D. Massimino............................  Common                     132,041(6)(7)         *

Gloria L. Austin.............................  Common                      29,358(6)(7)         *

Michael J. Weinstock.........................  Common                      61,306(6)(7)         *

                                                                       AMOUNT AND NATURE
                                                                         OF BENEFICIAL     PERCENT OF
NAME OF BENEFICIAL OWNER(1)                       CLASS OF STOCK         OWNERSHIP(2)         CLASS
- ---------------------------------------------  ---------------------  -------------------  -----------
Jeffrey H. Margolis..........................  Common                      52,526(6)(7)         *

19 directors and executive officers as a
  group (including those named
  above).....................................  Common                   2,437,265(6)(7)           5.8%

                                               Series A Preferred...    3,658,306                17.4%

- ------------------------

*   Less than 1.0%.

(1) C/O FHP International Corporation, P.O. Box 25186, Santa Ana, California 92799-5186 unless otherwise indicated.

(2) Reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission (the "Commission"). Subject to community property laws, where applicable, voting power or investment power with respect to shares reflected in the table is not shared with others.

(3) Based upon a Schedule 13F for the quarter ended June 30, 1996.

(4) Includes 137,202 shares of Common Stock held by Mr. Anderson's wife and 271,200 shares of Common Stock held by trusts of which Mr. Anderson's relatives are beneficiaries. Includes 457,340 shares of Series A Preferred held by Mr. Anderson's wife and 904,000 shares of Series A Preferred held by trusts of which Mr. Anderson's relatives are beneficiaries. Mr. Anderson disclaims beneficial ownership of these shares.

(5) Includes shares held under a revocable trust controlled by the named individual.

(6) Includes shares held by the trustee under the ESOP. As of June 30, 1996, the approximate number of shares of Common Stock allocated to the ESOP accounts of the Named Executive Officers were as follows: Westcott W. Price III--5,297 shares; Jack D. Massimino--3,291 shares; Gloria L. Austin-- 2,108 shares; Michael J. Weinstock--2,806 shares; Jeffrey H. Margolis--211 shares; and all executive officers and directors of the Company (19 persons) as a group--23,791 shares.

(7) Includes stock options exercisable within 60 days after August 31, 1996, which are reported pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended with respect to the following persons: Jack
    R. Anderson--10,000 shares; Westcott W. Price III--163,750 shares; Richard
    M. Burdge, Sr.--15,000 shares; Burke F. Gumbiner--80,500 shares; Warner Heineman--24,900 shares; Robert W. Jamplis, M.D.--5,000 shares; Joseph F. Prevratil-- 37,000 shares; Jack D. Massimino--128,750 shares; Gloria L. Austin--27,250 shares; Michael J. Weinstock--47,500 shares; Jeffrey H. Margolis--24,813 shares; and all executive officers and directors of the Company (19 persons) as a group--690,144 shares.

(8) Includes 25,030 shares of Common Stock and 83,435 shares of Series A Preferred held by Mr. Burdge's wife.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Robert W. Jamplis, a member of the Company's Board of Directors, serves as President and Chief Executive Officer of the Palo Alto Medical Foundation. During the fiscal year ended June 30, 1996, the Company's HMO subsidiaries made capitation payments totaling approximately $14.8 million to the Palo Alto Medical Foundation for the provision of health care services to approximately 20,000 of the Company's HMO members.

    In 1995, Robert Franklin, a Senior Vice President of the Company, borrowed $100,000 from the Company for the purpose of purchasing a new residence. The loan, which bears interest at the rate of

7.96% per annum, is payable in five annual installments of $20,000 each commencing on December 1, 1995. At June 30, 1996, the principal outstanding balance on this loan was $80,000. In the interim, the loan is secured by a recorded second lien on Mr. Franklin's residence.

    In 1994, Kenneth S. Ord, Senior Vice President and Chief Financial Officer of the Company, borrowed $100,000 for the purpose of purchasing a residence in California following his relocation from Michigan. The loan, which bears interest at a rate of 8.5% per annum, may be forgiven in installments of $20,000 a year if Mr. Ord remains employed with the Company through February 14, 1999. In the interim, the loan is secured by a recorded second lien on Mr. Ord's residence. At June 30, 1996, the loan had been forgiven, in part, by $40,000 plus accrued interest, and the outstanding principal balance was $60,000.

    In 1994, Jeffrey H. Margolis, Senior Vice President and Chief Information Officer of the Company, borrowed $150,000 from the Company for the purpose of purchasing a residence in California following his relocation from Colorado. $100,000 of the loan, which bears interest at a rate of 8.5% per annum, may be forgiven in installments of $20,000 per year if Mr. Margolis remains employed with the Company through August 1, 1999. The remaining $50,000 of principal, together with interest thereon, is due and payable on August 1, 1997. At June 30, 1996, the loan had been forgiven, in part, by $20,000 plus accrued interest, and the outstanding principal balance was $130,000. In the interim, the loan is secured by a recorded second lien on Mr. Margolis' residence.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    The following documents are filed as part of this Form 10-K Annual Report:

    (a) Exhibits:

           See the Exhibit Index on pages 63 through 65 herein.

    (b) Financial Statement Schedules:

           None.

    (c) Reports on Form 8-K:

           None filed during the three months ended June 30, 1996.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FHP INTERNATIONAL CORPORATION

                                          By     /s/ WESTCOTT W. PRICE III

                                            ------------------------------------

                                                   Westcott W. Price III,
                                                CHIEF EXECUTIVE OFFICER AND
                                                          PRESIDENT

Date: September 30, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     /s/ JACK R. ANDERSON
- ------------------------------  Director and Chairman of    September 30, 1996
       Jack R. Anderson           the Board

                                Director, President, Chief
  /s/ WESTCOTT W. PRICE III       Executive Officer
- ------------------------------    (Principal Executive      September 30, 1996
    Westcott W. Price III         Officer), and Vice
                                  Chairman of the Board

    /s/ BURKE F. GUMBINER
- ------------------------------  Senior Vice President and   September 30, 1996
      Burke F. Gumbiner           Director

   /s/ JOSEPH F. PREVRATIL
- ------------------------------  Director                    September 30, 1996
     Joseph F. Prevratil

     /s/ WARNER HEINEMAN
- ------------------------------  Director                    September 30, 1996
       Warner Heineman

  /s/ RICHARD M. BURDGE, SR.
- ------------------------------  Director                    September 30, 1996
    Richard M. Burdge, Sr.

     /s/ ROBERT C. MAXSON
- ------------------------------  Director                    September 30, 1996
       Robert C. Maxson

    /s/ ROBERT W. JAMPLIS
- ------------------------------  Director                    September 30, 1996
      Robert W. Jamplis

     /s/ VAN B. HONEYCUTT
- ------------------------------  Director                    September 30, 1996
       Van B. Honeycutt

                                Senior Vice President and
      /s/ KENNETH S. ORD          Chief Financial Officer
- ------------------------------    (Principal Financial      September 30, 1996
        Kenneth S. Ord            Officer)

   /s/ VALERIE A. FLETCHER
- ------------------------------  Controller (Principal       September 30, 1996
     Valerie A. Fletcher          Accounting Officer)

                         FHP INTERNATIONAL CORPORATION

                            SELECTED FINANCIAL DATA

                                                                     YEARS ENDED JUNE 30,
                                             --------------------------------------------------------------------
                                                 1996          1995          1994          1993          1992
                                             ------------  ------------  ------------  ------------  ------------
                                                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA (A):
Revenue....................................  $  4,179,284  $  3,909,380  $  2,472,958  $  2,005,854  $  1,586,086
Expenses:
  Primary health care......................     3,405,588     3,121,529     1,963,112     1,595,231     1,243,020
  Other health care........................       125,340       116,960        94,577        85,913        81,680
  General, administrative and marketing....       510,613       521,702       332,249       269,645       231,916
  OPM reserve charge (b)...................        45,000
  Provision for restructuring (c)..........         9,659        75,110
                                             ------------  ------------  ------------  ------------  ------------
                                                4,096,200     3,835,301     2,389,938     1,950,789     1,556,616
                                             ------------  ------------  ------------  ------------  ------------
Operating income...........................        83,084        74,079        83,020        55,065        29,470
Interest income............................        36,174        32,079        20,365        14,919        22,211
Interest expense...........................       (21,141)      (25,972)       (6,565)         (211)         (189)
                                             ------------  ------------  ------------  ------------  ------------
Income before provision for income taxes...        98,117        80,186        96,820        69,773        51,492
Provision for income taxes.................        53,964        42,894        37,510        25,607        18,602
                                             ------------  ------------  ------------  ------------  ------------
Net income.................................        44,153        37,292        59,310        44,166        32,890
Preferred Stock dividends..................        26,425        25,337         1,032
                                             ------------  ------------  ------------  ------------  ------------
Net income attributable to Common Stock....  $     17,728  $     11,955  $     58,278  $     44,166  $     32,890
                                             ------------  ------------  ------------  ------------  ------------
                                             ------------  ------------  ------------  ------------  ------------
Earnings per share (d).....................  $       0.43  $       0.29  $       1.71  $       1.33  $       1.00
                                             ------------  ------------  ------------  ------------  ------------
                                             ------------  ------------  ------------  ------------  ------------

                                                                             JUNE 30,
                                                 ----------------------------------------------------------------
                                                     1996          1995          1994         1993        1992
                                                 ------------  ------------  ------------  ----------  ----------
                                                                      (AMOUNTS IN THOUSANDS)
BALANCE SHEET DATA (A):
Total assets...................................  $  2,013,879  $  2,315,816  $  2,169,269  $  745,684  $  615,659
Long-term obligations..........................       104,184       337,817       377,986      20,802      23,279
Stockholders' equity...........................     1,167,629     1,140,141     1,113,136     364,422     311,381

- ------------------------

(a) The Company acquired all of the outstanding Common Stock of TakeCare on June 17, 1994. The foregoing Selected Financial Data includes the impact of the TakeCare acquisition as of that date. (See Note 12 to the Consolidated Financial Statements.)

(b) The Company recorded a charge in fiscal year 1996 relating to the Company's contracts with OPM. (See Note 9 to the Consolidated Financial Statements.)

(c) During fiscal years 1995 and 1996, the Company recorded restructuring charges of $75.1 million and $9.7 million, respectively. The charges relate to the costs of employee separations, asset write-downs to net realizable values, and certain other costs associated with the restructuring of the Company's operations. (See Note 13 to the Consolidated Financial Statements.)

(d) Earnings per share are computed as explained in Note 11 to the Consolidated Financial Statements.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

    FHP International Corporation and its subsidiaries (the "Company") is a federally qualified health maintenance organization ("HMO"), deriving almost all of its revenues from premiums received for health care services to approximately
1.9 million HMO members.

PROPOSED ACQUISITION OF THE COMPANY BY PACIFICARE

    On August 4, 1996, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with PacifiCare Health Systems, Inc., ET. AL. ("PacifiCare") under which PacifiCare agreed to acquire all of the outstanding Common and Preferred Stock of the Company. PacifiCare agreed to exchange $17.50 in cash, and a combination of PacifiCare class A Common Stock (voting) and class B Common (non-voting) Stock. The combined consideration equates to $35.00 per share of the Company's Common Stock, assuming a trading value of $68 per share for PacifiCare Class B Common Stock. Final consideration will be determined in part based on the average market closing price of PacifiCare Class B Common Stock during the 20 trading days before the Company's Stockholder Meeting. The Company's Preferred Stock will be exchanged for $14.11 in cash and an equivalent value in PacifiCare class A Common Stock subject to Preferred shareholder approval. (See Item 1. Business (a) General Description of Business -- Recent Developments and Note 14 to the Consolidated Financial Statements for more information on the Merger Agreement with PacifiCare.) The Merger with PacifiCare is contingent upon customary closing conditions, including approval by the stockholders of both companies and regulatory approvals.

BUSINESS RESTRUCTURING

    During fiscal year 1996 the Company substantially completed a plan of restructuring (the "Restructuring Plan") announced at the end of fiscal year 1995. The Restructuring Plan was formulated in response to the intensely competitive environment in the HMO industry and continued declining membership in the Company's owned and operated medical centers and hospitals (collectively, the "staff model"). Prior to the Restructuring Plan, the Company managed its health care delivery network as one health care system, delivering health care to its members through a network of contracted health care providers (the "contract model HMO" or the "IPAs") and through its own staff model.

    The Restructuring Plan consisted of the creation of three distinct business segments: 1) the contract model HMO; 2) a physician practice management company, Talbert Medical Management Corporation ("Talbert") operating out of most of the Company's former staff model facilities; and 3) the Company's group life, health and accident and workers' compensation insurance and related products (collectively, the "Insurance Group"). The Restructuring Plan also called for the sale or other disposition of the Company's owned and operated hospitals and skilled nursing facilities, certain nonproductive real estate and other assets and a reduction in the Company's work force. Costs associated with the Restructuring Plan, including administrative facility closure costs and employee separation costs, resulted in pretax charges against earnings of approximately $75.1 million ($46.6 million net of tax) in fiscal year 1995, and $9.7 million ($6.0 million net of tax) in fiscal year 1996.

    Following is a summary of the Company's progress with regard to the Restructuring Plan:

    - DISPOSITION OF ASSETS

        The Company sold its acute-care hospitals in southern California and Utah for combined proceeds of approximately $157 million. The proceeds, received in April ($87 million) and May ($70 million) were used primarily to reduce debt. The transactions were recorded in the second and fourth quarters of fiscal year 1996 and had no material effect on operating results. The hospital premises comprised acute-care hospitals, primary and specialty care medical clinics and other buildings. Both transactions included the lease of primary and specialty care clinics to Talbert.

        The Company transferred the operations of its two skilled nursing facilities to other operators during fiscal year 1996. The Company also completed several sales of other assets and vacant land. Some real estate and undeveloped land remained unsold at year end.

    - WORK FORCE REDUCTIONS

        Since the Company announced its Restructuring Plan, the Company has reduced its workforce by approximately 3,000 employees. Approximately 500 of the reductions took place in fiscal year 1995. The reduction of 2,500 employees in fiscal year 1996 included approximately 1,500 employees of the sold hospitals and skilled nursing facilities who transferred to their respective purchasers.

    - TALBERT

        The Restructuring Plan included the creation of Talbert which became operational January 1, 1996, as a new subsidiary of the Company and the creation of several new professional corporations (the "PCs"). Talbert is approximately 92% owned by the Company and 8% owned by a group of management investors. Approximately 3,900 of the Company's employees, including health care professionals, are currently employees of Talbert and/or the PCs. Effective January 1, 1996: 1) Talbert leased or subleased all of the Company's medical centers and related assets located in California, Arizona, Utah, New Mexico and Nevada; and 2) the Company's HMO contracted with the PCs to provide health care services to the Company's HMO members who were already receiving health care in the medical centers. Talbert served approximately 302,000 or 16% of the Company's HMO members at June 30, 1996. The contractual arrangements between the Company's HMO and the PCs are financially similar to existing contracts between the HMO and other contract health care providers. The PCs entered into long-term practice management agreements with Talbert. The business structure allows the PCs and Talbert to do business with other payors and HMOs, as well as with the Company's HMOs.

REVENUE AND MEMBERSHIP

    The Company generates substantially all of its revenue from premiums received for health care services provided to the HMO members of its wholly-owned subsidiaries. The Company experienced significant revenue growth during the three-year period ended June 30, 1996, primarily due to the acquisition of TakeCare, Inc. ("TakeCare") in June, 1994. During fiscal year 1996, revenue growth was slowed by modest enrollment growth and intense pricing competition. Total revenue for the year ended June 30, 1996, was $4,179 million increasing 6.9% over revenue of $3,909 million for the previous year. The Company's commercial and senior enrollment each generate approximately half of the Company's HMO revenue. The Company's ability to increase its commercial HMO premium rates during the last three fiscal years has been adversely impacted by intense competition in all the Company's major markets, particularly in California. Adding to rate pressure, certain large employer groups and other purchasers of health care services continue to demand minimal increases or reductions in premium rates. Downward pressure on premium rates may continue in fiscal year 1997 in all of the Company's major service areas. (A substantial portion of the Company's HMO commercial premium rate increases becomes effective in January of each year.)

    Total HMO membership grew 104.3%, 3.9% and 7.5% in the years ended June 30, 1994, 1995 and 1996, respectively. Membership growth in fiscal year 1994 was primarily due to the acquisition of TakeCare. Excluding TakeCare membership, total HMO membership growth in fiscal year 1994 was 10.5%. During fiscal years 1995 and 1996, the Company experienced slower membership growth than in prior years, due primarily to intense competition in all its key markets. During fiscal year 1996, HMO membership grew 7.5% to approximately 1,913,000 at June 30, 1996, from approximately 1,779,000 at June 30, 1995. The Company's membership growth rate improved during fiscal year 1996 over fiscal year 1995 but remained slower than the HMO industry in general.

    During fiscal year 1996, the Company experienced a decline in its membership, both senior and commercial at certain medical facilities operated by Talbert. This decline was more than offset by growth in the Company's contract model HMO.

    Commercial HMO membership grew 152.6%, 2.9% and 8.0% for the years ended June 30, 1994, 1995 and 1996, respectively. Commercial HMO membership growth in fiscal year 1994 was primarily due to the acquisition of TakeCare. Exclusive of acquired TakeCare commercial membership, commercial growth in fiscal year 1995 was 6.7%, net of a decline of approximately 1.8% (14,000) of former TakeCare members lost as the companies merged in an intensely competitive environment. During fiscal year 1996, total commercial HMO membership increased by 112,000 or 8.0% from approximately 1,404,000 to approximately 1,516,000. The Company's rate of commercial HMO membership growth improved in fiscal year 1996 over the growth rate experienced in fiscal year 1995, but still fell short of the real rate of growth of 10.7% experienced in fiscal year 1994. The Company's ability to increase its commercial membership during the last three fiscal years was adversely impacted by intense competition in all the Company's major markets, particularly in California. This trend may continue into fiscal year 1997.

    Senior membership grew 16.8%, 7.8% and 5.9% for the years ended June 30, 1994, 1995 and 1996 respectively. Excluding TakeCare senior membership, senior HMO membership growth in fiscal year 1994 was 10.1%. During fiscal year 1995, the Company experienced delays in obtaining regulatory approvals necessary for senior membership expansion in northern California, causing lower than expected senior growth. During fiscal year 1996, senior membership grew by 22,000 or 5.9% to approximately 397,000 at June 30, 1996, from approximately 375,000 at June 30, 1995. The Company continued to experience low growth rates in its senior membership, particularly in California and Utah; however, these were offset by gains in other markets (primarily Arizona, Colorado and Texas). Almost all of the Company's senior HMO revenue is generated from premiums paid to the Company by the Health Care Financing Administration ("HCFA"). Revenue per senior member is substantially higher than revenue per commercial member because senior members use substantially more health care services. In September of each year, HCFA announces the annual Medicare rate increases that will become effective on January 1 of the subsequent year. These rate increases vary geographically and become the basis for determining the amounts that HCFA will pay to the Company. For calendar years 1996 and 1995, the Company received an average 5.1% and 5.8% rate increase, respectively. For calendar year 1997, the Company is preliminarily anticipating an average 5.7% rate increase.

    For the year ended June 30, 1996, the Company generated approximately 2.5% of its revenue from the sale of indemnity health, group life and workers' compensation insurance, and related lines of business. This compares to 3.7% for the previous fiscal year. During fiscal year 1995, the Company was unfavorably impacted by rate deregulation for workers' compensation insurance in California resulting in substantial rate decreases and loss of business in the state. Also, the Company's indemnity health subsidiaries faced an increasingly competitive market. During fiscal year 1996, the Company's group health and life company lost its single largest group accounting for approximately half of its revenues.

COST OF HEALTH CARE

    A significant factor affecting the Company's profitability is its ability to manage and control its health care costs. Since the Company receives fixed monthly premiums, an unusually high number of catastrophic claims (such as organ transplants and costly premature births) could cause substantial additional health care costs. Periodically, the Company's results of operations may be affected by such costs. Management believes that the Company's cost control measures, which include risk-sharing and capitation arrangements with its contract medical providers along with administrative and medical review of its health care delivery services, help to mitigate the effects of rising health care costs.

    During the last three years, certain medical centers in California now operated by Talbert have experienced high operating costs relative to declining enrollment. The competitive environment and the proliferation of managed care health plan choices contributed to a decline in membership in these medical centers. The decline created excess capacity and therefore, higher health care costs as a percentage of revenue. These were significant factors behind the Company's decision to establish Talbert as part of the Company's Restructuring Plan.

    The following table sets forth the percentage relationships of various income statement items to revenue for the periods indicated:

                                                                            YEARS ENDED JUNE 30,
                                                                       -------------------------------
                                                                         1996       1995       1994
                                                                       ---------  ---------  ---------
Revenue..............................................................      100.0%     100.0%     100.0%
Health care costs....................................................       84.5       82.8       83.2
General, administrative, and marketing expenses......................       12.2       13.3       13.4
Restructuring and OPM reserves.......................................        1.3        1.9     --
Operating income.....................................................        2.0        1.9        3.4
Interest income, net.................................................        0.4        0.2        0.5
Income before income taxes...........................................        2.3        2.1        3.9
Net income...........................................................        1.1        1.0        2.4

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

    Revenue increased 6.9% to $4,179 million for fiscal year 1996 from $3,909 million for fiscal year 1995, primarily due to membership growth.

    Health care costs grew 9.0% to $3,531 million for fiscal year 1996, from $3,239 million for fiscal year 1995, due to operational growth and cost increases. Health care costs for fiscal year 1996 increased as a percentage of revenue by 1.7 percentage points, to 84.5% from 82.8% for the prior fiscal year. The increase as a percent of revenue resulted primarily from lower average commercial premium rates in almost all states in which the Company operates and from higher pharmacy and hospital costs.

    General, administrative and marketing ("G & A") expenses decreased by $11 million or 2.1% to $511 million for fiscal year from $522 million for the prior fiscal year. The decrease was primarily the result of cost savings from earlier workforce reductions and other cost controls, offset by higher sales and marketing costs.

    Net interest income was $15 million for fiscal year 1996, compared to $6 million for the previous fiscal year. Net interest income increased $9 million year-over-year primarily as the result of growth in the Company's investment portfolio, lower outstanding debt and higher interest rates earned on investments.

FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

    Revenue increased 58.1% to $3,909 million for fiscal year 1995 from $2,473 million for fiscal year 1994, primarily due to the acquisition of TakeCare.

    Health care costs increased 57.4% to $3,239 million for fiscal year 1995 from $2,058 million for fiscal year 1994, primarily due to the TakeCare acquisition. Health care costs decreased to 82.8% of revenue in fiscal year 1995 from 83.2% in fiscal year 1994, primarily due to the lower average cost of health care in the former TakeCare health plans. Notwithstanding the year-over-year improvement, the Company's cost of health care was adversely impacted by excess capacity in Company-operated medical centers.

    General, administrative, and marketing ("G&A") expenses increased 57.0% to $522 million for fiscal year 1995 from $332 million for fiscal year 1994, primarily as a result of the acquisition of TakeCare. G&A expenses as a percentage of revenue were 13.3% in fiscal year 1995, down slightly from 13.4% in fiscal year 1994. Fiscal year 1995 G&A expenses included approximately $27 million of goodwill amortization arising from the TakeCare transaction on June 17, 1994. In fiscal year 1994, goodwill amortization relating to the TakeCare transaction was approximately $1 million.

    Net interest income was $6 million for fiscal year 1995 as compared to $14 million for the previous year. Net interest income declined year-over-year, primarily because of additional interest expense due to an increase in debt related to the acquisition of TakeCare.

OPM

    BACKGROUND

    In the third quarter of fiscal year 1996, the Company increased reserves by recording a pretax charge of $45 million ($28.7 million net of tax) in anticipation of negotiations to address existing and potential governmental claims for the years 1987 through 1991, discussed below, which have been and may be asserted in relation to the Company's contracts with the United States Office of Personnel Management ("OPM") and for possible OPM claims for subsequent years through 1996. The addition to reserves resulted in a third quarter charge to net earnings of $0.68 per share.

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

    In the third quarter of fiscal year 1996, the United States Department of Justice notified the Company that based on the OPM draft audit report and discussions with OPM personnel, the Government believed that the Company may have violated the False Claims Act in its certifications to OPM that the FEHBP received community rates for health care services provided in certain regions during 1987 through 1991. No action has been commenced by the Government, although the Government asserted in correspondence with the Company dated April 25, 1996, that, at that time, the Government believed its actual damages to be approximately $15 million. The Government has indicated that it does not have any information that would lead it to believe that the Company violated any criminal laws.

    OUTLOOK

    The Company is negotiating with the Government and hopes to resolve these matters without litigation. While there is no assurance that negotiations will be concluded satisfactorily or that additional liability will not be incurred, management does not believe that additional liability incurred, if any, in excess of reserves that have been established in connection with the ultimate outcome of these matters is likely to have a material adverse effect on the consolidated financial position or results of operations or cash flows of the Company. In addition, the Company's management currently does not believe the allegations will have a material effect on future relations with OPM.

    OPM has conducted two audits for years as far back as 1990 at two of the Company's other HMO subsidiaries that were acquired as part of TakeCare. Based on positions taken by the Government with respect to the 1987-1991 draft audit report, management believes that these open audits may allege defective rating practices and result in claims for adjustments from OPM. Management believes other possible future audits may allege defective rating practices and result in claims for adjustments from OPM.

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

    The preceding paragraphs in this section headed "OPM--Outlook" consist of forward looking statements. The actual outcome of any OPM audits, claims for adjustments and/or False Claim Act claims, the manner in which and amounts for which any such claims will be resolved, and the adequacy of reserves may differ materially from management's current expectation. Factors that could cause the resolution of these matters to differ materially from management's current expectation include the presentation by the Government of new interpretations of FEHBP requirements, the presentation of new data relating to the determination of applicable rates changes in the manner in which the Government seeks to apply the False Claims Act to such situations, and/or a change in the Government's position toward negotiated settlements of False Claim Act claims.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's consolidated cash and cash equivalents and short-term investments decreased by $101 million to $355 million at June 30, 1996, from $456 million at June 30, 1995. The decrease reflects the impact of timing differences in receipt of HCFA premiums. The Company's June 30, 1995, cash balances included the early receipt of approximately $152 million of premiums from HCFA for medical services to be provided to senior members in July, 1995. The Company's cash balances at June 30, 1996, did not include any early receipt of HCFA premiums. Major sources of cash during the fiscal year ended June 30, 1996, included $146 million from operations (excluding the effect of timing differences in receipt of HCFA premiums), and approximately $160 million from the sales of the Company's two hospitals and other assets. Uses of cash during the year included $58 million for capital expenditures, $26 million for Preferred Stock dividends, and $231 million of debt repayment. Funds from the sales of real estate and other assets were used primarily for the reduction of debt.

    In September, 1993, the Company issued $100 million of ten-year Senior Notes (the "Notes") which carry interest at 7%. In March, 1994, the Company entered into a $350 million Credit Agreement. The Credit Agreement, as amended, provides for a $200 million Revolving Credit Loan and a $150 million Term Loan. The Company borrows at rates based on LIBOR rate borrowings which currently is approximately 5.8%. The Term Loan is repayable at the rate of $15 million every six months, with the final repayment due March 31, 2000. The Credit Agreement contains financial and other covenants, including limitations on indebtedness, liens, dividends, sale and lease-back transactions, and certain other transactions. As of June 30, 1996, borrowings of $34 million were outstanding under the Credit Agreement.

    The Company's ability to make a payment on, or repayment of, its obligations under the Credit Agreement, the Notes and its Preferred Stock is significantly dependent upon the receipt of funds by the Company from the Company's direct and indirect subsidiaries. These subsidiary payments represent: (a) fees for management services rendered by the Company to the subsidiaries; and (b) cash dividends by the subsidiaries to the Company. Nearly all of the subsidiaries are subject to HMO regulations or insurance regulations (the "Regulated Subsidiaries"). Each of the Regulated Subsidiaries must meet or exceed various fiscal standards imposed by HMO regulations or insurance regulations. These fiscal standards may, from time to time, impact the amount of funds paid by one or more of the Regulated Subsidiaries to the Company. The Company believes the payments referred to above by the Regulated

Subsidiaries, together with other financing sources, including the Credit Agreement, should be sufficient to enable the Company to meet its payment obligations under the Notes, the Credit Agreement and the Company's Preferred Stock. The Company believes that cash flow from operations, the Credit Agreement and existing cash balances will be sufficient to continue to fund operations and capital expenditures for the foreseeable future.

    Under the Merger Agreement, PacifiCare agreed to acquire all of the outstanding Common and Preferred Stock of the Company. At the Effective Time of the transaction, each outstanding share of Company Common Stock and Series A Preferred will be converted in part into rights to purchase a proportionate share (on an as-if-converted basis) of all of the Company's holdings in Talbert. The Talbert Rights will be delivered promptly after consummation of the mergers and will be exercisable for 30 days after delivery. At that time, Talbert will be capitalized to a net worth of approximately $60 million. PacifiCare will assume the Company's obligation under the Notes. It is expected that outstanding balances under the Company's Credit Agreement will be paid in full and the Credit Agreement terminated upon consummation of the merger. In addition, all of the preceding statements about the Company's expectations or intentions are subject to changes that might result from the acquisition of the Company by PacifiCare. (See Item 1. Business (a) General Description of Business--Recent Developments and Note 14 to the Consolidated Financial Statements for more on the Merger Agreement with PacifiCare.)

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

    The Company has been experiencing significant downward pressures on commercial HMO premium rates, due to intense competition and counter-inflationary measures by large commercial employers attempting to hold their costs down. This downward pressure may continue in fiscal year 1997. There can be no assurances that the Company will be able to obtain premium rate increases in the commercial sector in the short term. Also, the Company is experiencing some competitive pressures in its senior markets, particularly in California and this also may continue into fiscal year 1997.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    The statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations concerning future events, activities, conditions and any and all statements that are not historical facts are forward-looking statements. Actual results may differ materially from those projected. Forward-looking statements involve risks and uncertainties. The Company's ability to expand has been and may continue to be affected by increasing competition, product choices and competitors in the Company's service areas. Many employer groups want minimal premium increases or decreases, affecting the Company's ability to increase revenue; it is often difficult to contract with physicians which affects the Company's ability to control health care costs. There are numerous external factors including but not limited to government regulation, natural disasters, health care reform, new technology, epidemics and hospital costs which affect the Company. A change in any one or a combination thereof could affect the Company's future financial performance. Also, the Company's past performance is not necessarily evidence of or an indication of the Company's future financial performance.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                           PAGE
                                                                                                         REFERENCE
                                                                                                         ---------
Consolidated Balance Sheets, June 30, 1996 and 1995....................................................     38

Consolidated Statements of Income for the years ended June 30, 1996, 1995 and 1994.....................     39

Consolidated Statements of Stockholders' Equity for the years ended June 30, 1996, 1995 and 1994.......     40

Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1995 and 1994.................     42

Notes to Consolidated Financial Statements.............................................................     43

Independent Auditors' Report...........................................................................     62

                         FHP INTERNATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    JUNE 30,
                                                            ------------------------
                                                               1996         1995
                                                            -----------  -----------
                                                             (AMOUNTS IN THOUSANDS,
                                                               EXCEPT SHARE DATA)

Cash and cash equivalents (Note 1)........................  $   166,873  $   299,144
Short-term investments (Notes 1 and 2)....................      187,919      157,220
Accounts receivable (net of allowance for doubtful
  accounts of $18,839 and $23,617 at June 30, 1996 and
  1995, respectively) (Note 1)............................      141,537      141,840
Prepaid expenses and other current assets.................       33,736       44,091
Deferred income taxes (Notes 1 and 7).....................       49,162       31,984
                                                            -----------  -----------
      Total current assets................................      579,227      674,279
Property and equipment, net (Notes 1 and 3)...............      231,428      229,765
Assets held for sale (Notes 1 and 13).....................       16,470      138,164
Long-term investments (Notes 1 and 2).....................       36,470       71,492
Restricted investments (Notes 1 and 2)....................       90,499      105,482
Goodwill and other intangibles, net (Notes 1 and 12)......    1,028,374    1,059,507
Other assets (Notes 1, 7 and 8)...........................       31,411       37,127
                                                            -----------  -----------
      Total assets........................................  $ 2,013,879  $ 2,315,816
                                                            -----------  -----------
                                                            -----------  -----------

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of long-term obligations (Notes 1 and
  6)......................................................  $    30,097  $    30,168
Accounts payable (Note 1).................................       50,979       64,762
Medical claims payable (Notes 1 and 4)....................      367,872      341,222
Accrued salaries and employee benefits (Note 8)...........       71,986       77,716
Unearned premiums (Note 1)................................       24,713      207,961
Restructuring reserve (Note 13)...........................       14,615       15,038
Income taxes payable and other current liabilities (Notes
  1, 5 and 7).............................................       79,132       15,791
                                                            -----------  -----------
      Total current liabilities...........................      639,394      752,658
Long-term obligations (Notes 1 and 6).....................      104,184      337,817
Other liabilities (Notes 5 and 8).........................      102,672       85,200
                                                            -----------  -----------
      Total liabilities...................................      846,250    1,175,675
                                                            -----------  -----------
Commitments and contingencies (Note 9)
Stockholders' equity:
  Series A Convertible and Series B Preferred Stock $0.05
    par value; 40,000,000 shares authorized; issued and
    outstanding 21,040,307 (Series A) at June 30, 1996 and
    1995, and 79,218 (Series B) at June 30, 1995;
    aggregate liquidation preference $526,033 and $526,027
    (Series A) at June 30, 1996 and 1995, respectively,
    and $1,999 (Series B) at June 30, 1995 (Notes 1, 10
    and 12)...............................................        1,052        1,056
  Common Stock, $0.05 par value; 100,000,000 shares
    authorized; issued and outstanding 40,789,528 and
    40,220,941 shares at June 30, 1996 and 1995,
    respectively (Notes 1, 8, 10 and 12)..................        2,039        2,011
  Paid-in capital.........................................      938,478      927,882
  Unrealized holding losses on available-for-sale
    investments, net of tax effect of $1,602 (1996) and
    $1,232 (1995) (Note 2)................................       (2,306)      (1,446)
  Retained earnings.......................................      228,366      210,638
                                                            -----------  -----------
      Total stockholders' equity..........................    1,167,629    1,140,141
                                                            -----------  -----------
      Total liabilities and stockholders' equity..........  $ 2,013,879  $ 2,315,816
                                                            -----------  -----------
                                                            -----------  -----------

          See accompanying Notes to Consolidated Financial Statements.

                         FHP INTERNATIONAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                    YEARS ENDED JUNE 30,
                                                                          ----------------------------------------
                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------
                                                                          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
                                                                                           DATA)

Revenue (Note 1)........................................................  $  4,179,284  $  3,909,380  $  2,472,958
Expenses (Note 1):
  Primary health care:
    Medical services....................................................     1,617,733     1,553,955       923,560
    Hospital services...................................................     1,395,351     1,227,392       839,980
    Dental, optometry, pharmacy and other primary health care
      services..........................................................       392,504       340,182       199,572
  Other health care.....................................................       125,340       116,960        94,577
  General, administrative and marketing.................................       510,613       521,702       332,249
  OPM reserve charge (Note 9)...........................................        45,000
  Provision for restructuring (Note 13).................................         9,659        75,110
                                                                          ------------  ------------  ------------
                                                                             4,096,200     3,835,301     2,389,938
                                                                          ------------  ------------  ------------
      Operating income..................................................        83,084        74,079        83,020
Interest income.........................................................        36,174        32,079        20,365
Interest expense (Notes 1 and 6)........................................       (21,141)      (25,972)       (6,565)
                                                                          ------------  ------------  ------------
Income before provision for income taxes................................        98,117        80,186        96,820
Provision for income taxes (Notes 1 and 7)..............................        53,964        42,894        37,510
                                                                          ------------  ------------  ------------
      Net income........................................................        44,153        37,292        59,310
Preferred stock dividends (Note 10).....................................        26,425        25,337         1,032
                                                                          ------------  ------------  ------------
Net income attributable to Common Stock.................................  $     17,728  $     11,955  $     58,278
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Earnings per share attributable to Common Stock (Note 11)...............  $       0.43  $       0.29  $       1.71
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

          See accompanying Notes to Consolidated Financial Statements.

                         FHP INTERNATIONAL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          NUMBER OF    NUMBER OF
                                                          PREFERRED     COMMON      PREFERRED     COMMON      PAID-IN
                                                           SHARES       SHARES        STOCK        STOCK      CAPITAL
                                                         -----------  -----------  -----------  -----------  ----------
                                                                             (AMOUNTS IN THOUSANDS)

BALANCE AT JULY 1, 1993................................                   32,836    $  --        $   1,642   $  222,375
Stock options exercised (Note 8).......................                      356                        18        2,697
Income tax benefit from exercise of stock options......                                                           3,229
Issuance of Series A Convertible Preferred Stock (Notes
  10 and 12)...........................................      21,032                     1,052                   524,741
Issuance of Series B Preferred Stock (Notes 10 and
  12)..................................................          33                         1                       820
Issuance of Common Stock (Notes 10 and 12).............                    6,312                       316      161,954
Dividends on Series A Convertible and Series B
  Preferred Stock (Note 10)............................
Unrealized holding gains (losses), net of taxes (Note
  2)...................................................
Net income.............................................
                                                         -----------  -----------  -----------  -----------  ----------
BALANCE AT JUNE 30, 1994...............................      21,065       39,504        1,053        1,976      915,816
Stock options exercised (Note 8).......................                      640                        31        6,321
Income tax benefit from exercise of stock options......                                                           2,530
Issuance of Series A Convertible Preferred Stock (Notes
  10 and 12)...........................................           9                                                 213
Issuance of Series B Preferred Stock (Notes 10 and
  12)..................................................          46                         3                     1,156
Issuance of Common Stock (Notes 10 and 12).............                       77                         4        1,846
Dividends on Series A Convertible and Series B
  Preferred Stock (Note 10)............................
Unrealized holding gains (losses), net of taxes (Note
  2)...................................................
Net income.............................................
                                                         -----------  -----------  -----------  -----------  ----------
BALANCE AT JUNE 30, 1995...............................      21,120       40,221        1,056        2,011      927,882
Stock options exercised (Note 8).......................                      486                        24        6,398
Income tax benefit from exercise of stock options......                                                           4,132
Redemption of Series B Preferred Stock (Note 10).......         (79)                       (4)                   (1,976)
Employee Stock Purchase Plan transactions (Note 8).....                       83                         4        2,042
Dividends on Series A Convertible and Series B
  Preferred Stock (Note 10)............................
Unrealized holding gains (losses), net of taxes (Note
  2)...................................................
Net income.............................................
                                                         -----------  -----------  -----------  -----------  ----------
BALANCE AT JUNE 30, 1996...............................      21,041       40,790    $   1,052    $   2,039   $  938,478
                                                         -----------  -----------  -----------  -----------  ----------
                                                         -----------  -----------  -----------  -----------  ----------

          See accompanying Notes to Consolidated Financial Statements.

                         FHP INTERNATIONAL CORPORATION

                                                                                     UNREALIZED        TOTAL
                                                                          RETAINED     HOLDING     STOCKHOLDERS'
                                                                          EARNINGS     LOSSES          EQUITY
                                                                         ----------  -----------  ----------------
                                                                                  (AMOUNTS IN THOUSANDS)

BALANCE AT JULY 1, 1993................................................  $  140,405   $  --         $    364,422
Stock options exercised (Note 8).......................................                                    2,715
Income tax benefit from exercise of stock options......................                                    3,229
Issuance of Series A Convertible Preferred Stock (Notes 10 and 12).....                                  525,793
Issuance of Series B Preferred Stock (Notes 10 and 12).................                                      821
Issuance of Common Stock (Notes 10 and 12).............................                                  162,270
Dividends on Series A Convertible and Series B Preferred Stock (Note
  10)..................................................................      (1,032)                      (1,032)
Unrealized holding gains (losses), net of taxes (Note 2)...............                  (4,392)          (4,392)
Net income.............................................................      59,310                       59,310
                                                                         ----------  -----------  ----------------
BALANCE AT JUNE 30, 1994...............................................     198,683      (4,392)       1,113,136
Stock options exercised (Note 8).......................................                                    6,352
Income tax benefit from exercise of stock options......................                                    2,530
Issuance of Series A Convertible Preferred Stock (Notes 10 and 12).....                                      213
Issuance of Series B Preferred Stock (Notes 10 and 12).................                                    1,159
Issuance of Common Stock (Notes 10 and 12).............................                                    1,850
Dividends on Series A Convertible and Series B Preferred Stock (Note
  10)..................................................................     (25,337)                     (25,337)
Unrealized holding gains (losses), net of taxes (Note 2)...............                   2,946            2,946
Net income.............................................................      37,292                       37,292
                                                                         ----------  -----------  ----------------
BALANCE AT JUNE 30, 1995...............................................     210,638      (1,446)       1,140,141
Stock options exercised (Note 8).......................................                                    6,422
Income tax benefit from exercise of stock options......................                                    4,132
Redemption of Series B Preferred Stock (Note 10).......................                                   (1,980)
Employee Stock Purchase Plan transactions (Note 8).....................                                    2,046
Dividends on Series A Convertible and Series B Preferred Stock (Note
  10)..................................................................     (26,425)                     (26,425)
Unrealized holding gains (losses), net of taxes (Note 2)...............                    (860)            (860)
Net income.............................................................      44,153                       44,153
                                                                         ----------  -----------  ----------------
BALANCE AT JUNE 30, 1996...............................................  $  228,366   $  (2,306)    $  1,167,629
                                                                         ----------  -----------  ----------------
                                                                         ----------  -----------  ----------------

          See accompanying Notes to Consolidated Financial Statements.

                         FHP INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEARS ENDED JUNE 30,
                                                                                  -------------------------------
                                                                                    1996       1995       1994
                                                                                  ---------  ---------  ---------
                                                                                      (AMOUNTS IN THOUSANDS)
Operating Activities:
  Net income....................................................................  $  44,153  $  37,292  $  59,310
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    OPM reserve charge..........................................................     45,000
    Provision for restructuring.................................................      9,659     75,110
    Depreciation and amortization...............................................     71,743     80,065     45,271
    (Decrease) increase in allowance for doubtful accounts......................     (4,778)    10,169      6,301
    Loss on disposal of assets..................................................      6,292      4,757      4,954
    Gain on sale of available-for-sale investments..............................     (1,498)    (5,232)
    Loss on sale of available-for-sale investments..............................        277        880
    Deferred income taxes.......................................................     (9,689)   (25,118)     2,630
    Effect on cash of changes in operating assets and liabilities, net of effects from acquisitions in 1995 and 1994:
        Accounts receivable.....................................................      5,081    (39,917)   (30,051)
        Prepaid expenses and other current assets...............................     10,355     12,596    (18,099)
        Other assets............................................................     (2,250)    (4,279)        47
        Accounts payable........................................................    (13,783)   (29,963)     8,060
        Medical claims payable..................................................     26,650     57,610     12,138
        Accrued salaries and employee benefits..................................     (5,730)    (6,655)     7,931
        Unearned premiums.......................................................   (183,248)   175,223     (2,815)
        Other liabilities.......................................................     (4,696)   (59,907)     6,292
                                                                                  ---------  ---------  ---------
Net cash (used in) provided by operating activities.............................     (6,462)   282,631    101,969
                                                                                  ---------  ---------  ---------
Investing Activities:
  Purchases of available-for-sale investments...................................   (314,952)  (519,090)
  Proceeds from sales/maturities of available-for-sale investments..............    334,249    600,487      1,167
  Purchase of TakeCare, Inc., net of cash acquired..............................                         (341,602)
  Purchase of Colorado HMO, net of cash acquired................................                  (755)    (3,419)
  Proceeds from sales of property and equipment.................................    159,990
  Purchases of property and equipment...........................................    (58,117)   (72,096)   (86,052)
                                                                                  ---------  ---------  ---------
Net cash provided by (used in) investing activities.............................    121,170      8,546   (429,906)
                                                                                  ---------  ---------  ---------
Financing Activities:
  Proceeds from issuance of long-term obligations...............................                15,000    400,000
  Payments on long-term obligations.............................................   (231,174)   (50,155)   (20,136)
  Exercise of stock options including tax benefit...............................     10,554      8,882      5,944
  Redemption of Series B Preferred Stock........................................     (1,980)
  Issuance of Common Stock through Employee Stock Purchase Plan.................      2,046
  Cash dividends paid to preferred shareholders.................................    (26,425)   (26,331)
                                                                                  ---------  ---------  ---------
Net cash (used in) provided by financing activities.............................   (246,979)   (52,604)   385,808
                                                                                  ---------  ---------  ---------
Net (decrease) increase in cash and cash equivalents............................   (132,271)   238,573     57,871
Cash and cash equivalents at beginning of year..................................    299,144     60,571      2,700
                                                                                  ---------  ---------  ---------
Cash and cash equivalents at end of year........................................  $ 166,873  $ 299,144  $  60,571
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
Supplemental cash flow information:
  Interest payments (net of portion capitalized in 1995 and 1994)...............  $  20,130  $  25,526  $   4,695
  Income tax payments (net of refunds)..........................................  $  34,725  $  73,751  $  34,583
Supplemental schedule of noncash investing and financing activities:
  The Company purchased all of the outstanding common stock of TakeCare, Inc. in exchange for Common Stock, Preferred Stock and cash as follows:
      Total TakeCare acquisition cost...........................................                        $1,137,642
      Cash acquired.............................................................                          (60,402)
      Liabilities accrued.......................................................                          (46,754)
      Common and Preferred Stock issued.........................................                         (688,884)
                                                                                                        ---------
      Net cash paid.............................................................                        $ 341,602
                                                                                                        ---------
                                                                                                        ---------

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

    Most of the Company's subsidiaries are federally qualified, licensed health maintenance organizations ("HMO") which provide comprehensive health care to their members for a fixed monthly fee per member. In the course of providing health care services to commercial and governmental employees, the Company extends credit to various federal government agencies and hospitals, independent physician groups, and to other health care providers and intermediaries located in Arizona, California, Colorado, Illinois, Indiana, Kentucky, Nevada, New Mexico, Ohio, Texas, Utah and Guam.

    During fiscal year 1996, the Company formed a subsidiary, Talbert Medical Management Corporation ("Talbert"), a physician practice management company and formed several professional corporations (the "PCs"). The sole shareholder of each PC is a licensed doctor or dentist. The PCs created by Talbert are located in Arizona, California, Nevada and Utah. Together, Talbert and the PCs represent the reorganization of substantially all of the Company's owned and operated staff model operations. These actions collectively enable the PCs and Talbert to do business with third party payors and other HMOs as well as with the Company's contract model HMO. Talbert, which became operational January 1, 1996, is approximately 92% owned by the Company and 8% owned by a group of management investors.

  PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Talbert has direct or indirect unilateral and perpetual control over the assets and operations of the PCs by means other than owning the majority of voting stock. Talbert and the PCs have entered into 20 to 40 year practice management agreements. In addition, Talbert through its management agreements with the PCs, has effectively assumed responsibility for all operating expenses in return for the assignment of the revenue of the PCs. As such, because of control by means other than equity ownership, consolidation of the PCs is necessary to present fairly the financial position and results of operations of Talbert. Control by Talbert is perpetual rather than temporary because of: (i) the length of the original terms of the agreements; (ii) the successive extension periods provided by the agreements; (iii) the continuing investment of capital by the Company; (iv) the employment of the majority of the nonphysician personnel; (v) the nature of the services provided to the PCs by Talbert; and (vi) the provisions of a Share Control Agreement entered into by each PC's shareholder and Talbert. The terms of the Share Control Agreement require the shareholder: (i) to elect to the board of directors of the PCs only persons approved by Talbert; (ii) to obtain written consent from Talbert to approve or authorize any merger, consolidation or other reorganization, sale of assets, or sale of common stock of the PCs; and (iii) give a right to purchase any or all shares of the PCs to a person designated by Talbert.

    All significant intercompany accounts and transactions have been eliminated in consolidation.

                         FHP INTERNATIONAL CORPORATION

  REGULATORY REQUIREMENTS

    The Company's regulated subsidiaries must comply with certain minimum capital or tangible net equity requirements in each of the states in which they operate. As of June 30, 1996, all of the Company's regulated subsidiaries were in compliance with these requirements.

  REVENUE RECOGNITION AND HEALTH CARE COSTS

    Medicare risk contracts with the Health Care Financing Administration ("HCFA") provided 48%, 45% and 63% of revenue in fiscal years 1996, 1995 and 1994, respectively. The Company's HMOs are paid a prospectively determined per capita monthly payment for each Medicare beneficiary enrolled in the HMOs. This capitated payment is the projected actuarial equivalent of 95% of the amount Medicare would have paid for the Medicare beneficiaries if they had received services from a fee for service Medicare provider or supplier. The HMOs must absorb any difference between the Medicare prepaid amounts and the actual costs the HMOs incur for providing services and are, therefore, at risk.

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

  ADVERTISING COSTS

    Advertising expense was $31,895,000, $37,018,000 and $23,800,000 for the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

  CASH EQUIVALENTS

    The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  SHORT-TERM, LONG-TERM AND RESTRICTED INVESTMENTS

    The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." The Company has classified all of its investment portfolio as "available-for-sale." In accordance with SFAS 115, investments classified as available-for-sale are carried at fair value, and unrealized gains or losses (net of applicable income taxes) are reported in a separate caption of stockholders' equity.

    Short-term, long-term, and restricted investments consist of U.S. Treasury securities, certificates of deposit, and other marketable debt securities. Long-term investments have maturities in excess of one year. Restricted investments primarily include investments placed on deposit with various state regulatory agencies to comply with regulatory requirements.

                         FHP INTERNATIONAL CORPORATION

  CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of investments in marketable securities and commercial premiums receivable. The Company's short-term investments in marketable securities are managed by professional investment managers within guidelines established by the Board of Directors, which, as a matter of policy, limit the amounts which may be invested in any one issuer. Concentrations of credit risk with respect to commercial premiums receivable are limited due to the large number of employer groups comprising the Company's customer base. In management's opinion, the Company had no significant concentrations of credit risk at June 30, 1996.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's consolidated balance sheet includes the following financial instruments: cash and cash equivalents, trade accounts and notes receivable, trade accounts payable and long-term obligations. The Company considers the carrying amounts of current assets and liabilities in the consolidated financial statements to approximate the fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization. The fair value, based on the quoted market price as of June 30, 1996, of the Company's 7% Senior Notes due September 2003, approximates $97,160,000. The Company considers that the carrying value of all other long-term obligations approximates the fair value of such obligations due to the variable nature of interest rates associated with the debt instruments.

  PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation and amortization are provided principally by the straight-line method over the estimated useful lives of the respective classes of assets as follows: buildings, 20 to 40 years; leasehold improvements, lesser of the useful lives (three to ten years) or the lease term; and equipment and fixtures, three to ten years. Property and equipment also includes capitalized interest expense of approximately $471,000 and $596,000 in fiscal years 1995 and 1994, respectively, associated with the Company's major construction projects. There were no significant construction projects in fiscal year 1996.

  GOODWILL AND OTHER INTANGIBLES

    Goodwill arose primarily from the purchase of TakeCare, Inc. ("TakeCare") on June 17, 1994. Amortization is provided on a straight-line basis over periods not exceeding 37 years. In addition to goodwill, other intangible assets resulting from business acquisitions consist of the economic value of purchased membership, customer contracts and covenants not-to-compete. Intangibles are amortized on a straight-line basis over their estimated useful lives ranging from 3 to 30 years. The Company periodically evaluates whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of its intangibles. At June 30, 1996, the Company's management believed that no material impairment of goodwill or other intangible assets existed. Amortization charged to operations amounted to $32,064,000, $31,506,000 and $5,284,000 for fiscal years 1996, 1995 and 1994, respectively. Accumulated amortization was $66,444,000, $34,738,000 and $6,685,000 for the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

                         FHP INTERNATIONAL CORPORATION

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

  ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS
    TO BE DISPOSED OF

    The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." In accordance with SFAS 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. In June 1995, the Company adopted a plan of reorganization (the "Restructuring Plan") which included the disposition of long-lived assets (Note 13). Assets held for sale are accounted for at the lower of carrying amount or fair value, less costs to sell, since management has committed to a plan to dispose of the assets.

  ACCOUNTING FOR STOCK-BASED COMPENSATION

    Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" provides an alternative to APB Opinion No. 25 ("APB 25"). SFAS 123 encourages, but does not require, recognition against earnings of compensation expense for grants of stock, stock options and other equity instruments by employers (collectively, "options"), based on fair value at the date of grant. SFAS 123 provides a methodology for the determination of fair value; however, SFAS 123 also allows companies to continue to measure compensation cost using the intrinsic value method of accounting provided by APB 25. SFAS 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method as if it had been adopted. The Company intends to continue with the intrinsic value method prescribed in APB 25 and make pro forma disclosures of net income and earnings per share as if the fair value method of accounting (as defined in SFAS 123) had been applied beginning in fiscal year 1997.

  USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Principal areas requiring the use of estimates include: determination of allowances for doubtful accounts receivable, medical claims payable (Note 4), professional and general liability, reserves relating to OPM contracts (Note 9) and restructuring reserves (Note 13).

                         FHP INTERNATIONAL CORPORATION

  OTHER ASSETS

    The principal components of other assets are as follows:

                                                                             JUNE 30,
                                                                       --------------------
                                                                         1996       1995
                                                                       ---------  ---------
                                                                           (AMOUNTS IN
                                                                            THOUSANDS)

Deferred income taxes (Note 7).......................................  $  13,836  $  21,007
Cash surrender value of life insurance policies (Note 8).............     12,551      6,902
Deposits.............................................................      1,068      3,608
Notes receivable.....................................................        837      2,999
Other................................................................      3,119      2,611
                                                                       ---------  ---------
Total other assets...................................................  $  31,411  $  37,127
                                                                       ---------  ---------
                                                                       ---------  ---------

  RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the 1996 financial statement presentation.

                         FHP INTERNATIONAL CORPORATION

NOTE 2--INVESTMENTS

    Gross unrealized gains and losses and a comparison of amortized cost and estimated fair value are presented in the table below:

                                                                                  GROSS        GROSS
                                                                   AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                                                      COST        GAINS       LOSSES     FAIR VALUE
                                                                   ----------  -----------  -----------  ----------
                                                                                (AMOUNTS IN THOUSANDS)
JUNE 30, 1996:
Classified as short-term:
  U.S. Government and its agencies...............................  $  139,029   $      91    $    (318)  $  138,802
  Corporate obligations..........................................      40,530          16         (171)      40,375
  Municipal obligations..........................................       7,506           8          (11)       7,503
  Other..........................................................       1,254           1          (16)       1,239
                                                                   ----------  -----------  -----------  ----------
    Total short-term.............................................     188,319         116         (516)     187,919
                                                                   ----------  -----------  -----------  ----------
Classified as long-term:
  U.S. Government and its agencies...............................      28,080           2         (733)      27,349
  Corporate obligations..........................................       8,288          18         (190)       8,116
  Other..........................................................       1,006                       (1)       1,005
                                                                   ----------  -----------  -----------  ----------
    Total long-term..............................................      37,374          20         (924)      36,470
                                                                   ----------  -----------  -----------  ----------
Classified as restricted investments:
  U.S. Government and its agencies...............................      85,841          46       (2,405)      83,482
  Corporate obligations..........................................       5,948          24         (269)       5,703
  Certificates of deposit........................................       1,025                                 1,025
  Money market funds.............................................         289                                   289
                                                                   ----------  -----------  -----------  ----------
    Total restricted.............................................      93,103          70       (2,674)      90,499
                                                                   ----------  -----------  -----------  ----------
      Total......................................................  $  318,796   $     206    $  (4,114)  $  314,888
                                                                   ----------  -----------  -----------  ----------
                                                                   ----------  -----------  -----------  ----------
JUNE 30, 1995:
Classified as short-term:
  U.S. Government and its agencies...............................  $  117,913   $     382    $    (619)  $  117,676
  Corporate obligations..........................................      22,503                     (175)      22,328
  Municipal obligations..........................................      11,605          25          (20)      11,610
  Other..........................................................       5,649          12          (55)       5,606
                                                                   ----------  -----------  -----------  ----------
    Total short-term.............................................     157,670         419         (869)     157,220
                                                                   ----------  -----------  -----------  ----------
Classified as long-term:
  U.S. Government and its agencies...............................      49,329         438       (1,493)      48,274
  Corporate obligations..........................................      15,257          74         (114)      15,217
  Other..........................................................       8,072           4          (75)       8,001
                                                                   ----------  -----------  -----------  ----------
    Total long-term..............................................      72,658         516       (1,682)      71,492
                                                                   ----------  -----------  -----------  ----------
Classified as restricted investments:
  U.S. Government and its agencies...............................     103,454         645       (1,722)     102,377
  Certificates of deposit........................................       2,575           9                     2,584
  Money market funds.............................................         515           6                       521
                                                                   ----------  -----------  -----------  ----------
    Total restricted.............................................     106,544         660       (1,722)     105,482
                                                                   ----------  -----------  -----------  ----------
      Total......................................................  $  336,872   $   1,595    $  (4,273)  $  334,194
                                                                   ----------  -----------  -----------  ----------
                                                                   ----------  -----------  -----------  ----------

                         FHP INTERNATIONAL CORPORATION

    Realized gains and (losses) on available-for-sale investments are calculated on the specific identification method and were $1,498,000 and ($277,000), respectively, in fiscal year 1996 and $5,232,000 and ($880,000), respectively, in fiscal year 1995.

    The contractual maturities of short-term, long-term, and restricted investments at June 30, 1996, were as follows:

                                                                                  AMORTIZED   ESTIMATED
                                                                                     COST     FAIR VALUE
                                                                                  ----------  ----------
                                                                                  (AMOUNTS IN THOUSANDS)

Due within one year.............................................................  $  125,342  $  125,031
Due after one year, but within five years.......................................     145,193     144,101
Due after five years, but within ten years......................................      32,525      30,387
Due after ten years.............................................................      15,736      15,369
                                                                                  ----------  ----------
Total contractual maturities....................................................  $  318,796  $  314,888
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    The Company also determined that investments, classified as short-term, are available for use in current operations and, accordingly, classified such investments as current assets without regard to the investments' contractual maturity dates.

    The fair value of short-term, long-term and restricted investments is estimated based on quoted market prices.

NOTE 3--PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                                                         JUNE 30,
                                                                                  ----------------------
                                                                                     1996        1995
                                                                                  ----------  ----------
                                                                                  (AMOUNTS IN THOUSANDS)

Land............................................................................  $   28,623  $   26,002
Buildings.......................................................................      59,049      60,231
Leasehold improvements..........................................................      49,085      42,779
Equipment and fixtures..........................................................     245,438     232,250
Construction in progress........................................................       2,408       9,920
                                                                                  ----------  ----------
                                                                                     384,603     371,182
Less accumulated depreciation and amortization..................................     153,175     141,417
                                                                                  ----------  ----------
Total property and equipment, net...............................................  $  231,428  $  229,765
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    Total depreciation and amortization expense related to property and equipment was $39,679,000, $48,559,000 and $39,987,000 for fiscal years 1996,
1995 and 1994, respectively.

                         FHP INTERNATIONAL CORPORATION

NOTE 4--MEDICAL CLAIMS PAYABLE

    Activity in the liability for medical claims payable is summarized below:

                                                                                             (AMOUNTS
                                                                                           IN THOUSANDS)
                                                                                           -------------

BALANCE AT JULY 1, 1993..................................................................   $   149,060
  Incurred related to:
    Current year--1994...................................................................       610,904
    Prior years..........................................................................         1,561
                                                                                           -------------
  Total incurred.........................................................................       612,465
  Paid related to:
    Current year--1994...................................................................      (461,122)
    Prior years..........................................................................      (137,435)
                                                                                           -------------
  Total paid.............................................................................      (598,557)
                                                                                           -------------
  TakeCare, Inc. medical claims payable (Note 12)........................................       120,644
                                                                                           -------------
BALANCE AT JUNE 30, 1994.................................................................       283,612
  Incurred related to:
    Current year--1995...................................................................     1,140,842
    Prior years..........................................................................        15,530
                                                                                           -------------
  Total incurred.........................................................................     1,156,372
                                                                                           -------------
  Paid related to:
    Current year--1995...................................................................      (842,310)
    Prior years..........................................................................      (256,452)
                                                                                           -------------
  Total paid.............................................................................    (1,098,762)
                                                                                           -------------
BALANCE AT JUNE 30, 1995.................................................................       341,222
  Incurred related to:
    Current year--1996...................................................................     1,333,948
    Prior years..........................................................................        18,052
                                                                                           -------------
  Total incurred.........................................................................     1,352,000
                                                                                           -------------
  Paid related to:
    Current year--1996...................................................................    (1,017,199)
    Prior years..........................................................................      (308,151)
                                                                                           -------------
  Total paid.............................................................................    (1,325,350)
                                                                                           -------------
BALANCE AT JUNE 30, 1996.................................................................   $   367,872
                                                                                           -------------
                                                                                           -------------

NOTE 5--OTHER LIABILITIES

    From January 1984 through March 1986, the Company maintained commercial insurance on a claims occurrence basis with nominal deductibles. From April 1986 through May 1996, the Company maintained commercial insurance on a claims made basis. For this period, the Company's policy provided $50,000,000 of professional liability insurance with self-insured retention of $2,000,000 per occurrence and $12,000,000 per year in the aggregate. Effective May 31, 1996, the Company procured $50,000,000 of professional liability insurance on a claims made basis with a $100,000 deductible per occurrence. Effective February 15,

                         FHP INTERNATIONAL CORPORATION

1996, Talbert purchased $50,000,000 of separate professional liability insurance with no annual deductibles for coverage on a claims made basis.

    For the period during which the Company was self-insured, the Company continues to maintain reserves for professional liability claims, including deductibles. These reserves have been actuarially computed on a present value basis using a discount rate of 7% and amount to approximately $37,284,000 and $35,525,000 at June 30, 1996 and 1995, respectively. Such amounts are allocated between other current liabilities and other liabilities based on estimates of the amounts of claims which are expected to be paid during the subsequent fiscal year (Note 9).

    Other liabilities also include approximately $29,043,000 and $30,001,000 of reserves for losses and loss adjustment expenses at June 30, 1996 and 1995, respectively, associated with the Company's insurance operations. These reserves are estimates based on actuarial computations and industry standards for the eventual costs of claims incurred but not settled, less estimated reinsurance recoverable from policies in effect with third party reinsurers.

    As claims are settled, as amounts required to settle become known, and as anticipated claims are actuarially revised, the professional liability and loss reserve expenses and liabilities are adjusted accordingly.

NOTE 6--LONG-TERM OBLIGATIONS

    Long-term obligations consist of the following:

                                                                                       JUNE 30,
                                                                               -------------------------
                                                                                   1996          1995
                                                                               -------------  ----------
                                                                                (AMOUNTS IN THOUSANDS)

7% Senior Notes due September 2003, interest payable semi-annually...........   $   100,000   $  100,000
Term loan under bank credit agreement, due in semi-annual installments of
  $15,000,000 plus interest, at floating rates averaging 5.8% and 6.5% in
  1996 and 1995, respectively................................................        34,000      150,000
Revolving loan under bank credit agreement...................................                    115,000
Other........................................................................           281        2,985
                                                                               -------------  ----------
    Total....................................................................       134,281      367,985
  Less current portion.......................................................        30,097       30,168
                                                                               -------------  ----------
  Total long-term obligations................................................   $   104,184   $  337,817
                                                                               -------------  ----------
                                                                               -------------  ----------

    Scheduled maturities of long-term obligations are as follows:

                                                                                  (AMOUNTS IN
YEARS ENDING JUNE 30:                                                             THOUSANDS)
- -------------------------------------------------------------------------------  -------------

1997...........................................................................   $    30,097
1998...........................................................................         4,034
1999...........................................................................           119
2000...........................................................................            31
2001...........................................................................
Later years....................................................................       100,000
                                                                                 -------------
Total scheduled maturities.....................................................   $   134,281
                                                                                 -------------
                                                                                 -------------

                         FHP INTERNATIONAL CORPORATION

    The Company has a $350 million credit agreement, as amended, ("Credit Agreement") with a syndicate of banks which provides a $200 million revolving credit facility and a $150 million term loan facility. The Credit Agreement expires March 31, 2000. Prime rate, London Interbank Offered Rate based, or competitive bid (revolving credit facility only) interest rate options are available for borrowings under the Credit Agreement. In addition, a facility fee of 0.125% is payable, regardless of usage, on the $200 million revolving credit facility portion of the Credit Agreement.

    The Credit Agreement contains financial and other covenants. The Company was in compliance with these covenants as of June 30, 1996.

NOTE 7--INCOME TAXES

    The components of the provision for income taxes are summarized as follows:

                                                                              YEARS ENDED JUNE 30,
                                                                         -------------------------------
                                                                           1996       1995       1994
                                                                         ---------  ---------  ---------
                                                                             (AMOUNTS IN THOUSANDS)
Current:
  Federal..............................................................  $  52,186  $  53,965  $  27,806
  State................................................................     11,110     12,590      5,999
  Guam.................................................................        357      1,457      1,075
                                                                         ---------  ---------  ---------
Total current provision................................................     63,653     68,012     34,880
                                                                         ---------  ---------  ---------
Deferred:
  Federal..............................................................     (8,633)   (20,964)     2,201
  State................................................................     (1,056)    (4,154)       429
                                                                         ---------  ---------  ---------
Total deferred (benefit) provision.....................................     (9,689)   (25,118)     2,630
                                                                         ---------  ---------  ---------
Total provision for income taxes.......................................  $  53,964  $  42,894  $  37,510
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

    The provision for income taxes differs from the amount of tax determined by applying the Federal statutory rate to pretax income. The components of this difference are summarized as follows:

                                                                               YEARS ENDED JUNE 30,
                                                   ----------------------------------------------------------------------------
                                                             1996                      1995                      1994
                                                   ------------------------  ------------------------  ------------------------
                                                    AMOUNT       PERCENT      AMOUNT       PERCENT      AMOUNT       PERCENT
                                                   ---------  -------------  ---------  -------------  ---------  -------------
                                                                              (AMOUNTS IN THOUSANDS)
Taxes on income at Federal statutory tax rate....  $  34,341           35%   $  28,065           35%   $  33,887           35%
State income taxes, net of Federal tax benefit...      6,535            7        5,484            6        4,178            4
Goodwill amortization............................      9,841           10        8,573           11
Other, net.......................................      3,247            3          772            1         (555)
                                                                       --                        --                        --
                                                   ---------                 ---------                 ---------
Total provision for income taxes.................  $  53,964           55%   $  42,894           53%   $  37,510           39%
                                                                       --                        --                        --
                                                                       --                        --                        --
                                                   ---------                 ---------                 ---------
                                                   ---------                 ---------                 ---------

                         FHP INTERNATIONAL CORPORATION

    The tax effects of significant items comprising the Company's net deferred tax assets are as follows:

                                                                                         JUNE 30,
                                                                                  ----------------------
                                                                                     1996        1995
                                                                                  ----------  ----------
                                                                                  (AMOUNTS IN THOUSANDS)
Deferred tax assets:
  Reserves not currently deductible.............................................  $   55,649  $   30,270
  Restructuring charges.........................................................      10,275      37,974
  Vacation and other deferred compensation......................................       7,656       6,125
  State income taxes............................................................         403         (99)
  Other.........................................................................         137         660
                                                                                  ----------  ----------
    Total deferred tax assets...................................................      74,120      74,930
Deferred tax liabilities:
  Difference between book and tax bases of property.............................     (11,122)    (21,939)
                                                                                  ----------  ----------
    Net deferred tax assets.....................................................  $   62,998  $   52,991
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    Management believes that no valuation allowance was required as of and for the years ended June 30, 1996 and 1995.

NOTE 8--EMPLOYEE BENEFITS

    The Company has a defined contribution pension plan ("Pension Plan") and an Employee Stock Ownership Plan ("ESOP") covering substantially all employees. Under the provisions of these plans, the Company contributed into trusts for the benefit of employees an amount equal to 12% of eligible annual compensation, as defined, of all plan participants (8% to the Pension Plan and 4% to the ESOP). The Company's ESOP contribution is discretionary. Effective January 1, 1995, the contribution rate was reduced to 8% of eligible annual compensation, as defined (6% to the Pension Plan and 2% to the ESOP).

    Effective January 1, 1996, the Company ceased to make contributions to the Pension Plan. All participants in the Pension Plan vested as of December 31, 1995. The Company continued to contribute 2% to the ESOP. Participants in the ESOP do not vest until they have completed five years of service with the Company. Nonvested contributions, which are forfeited upon an employee's termination, are treated as a reduction in the amount of the Company's contribution. The Company currently makes quarterly contributions to the ESOP to fund quarterly purchases of Company Common Stock by the ESOP on the open market. For fiscal years 1996, 1995 and 1994, the Company contributed $6,395,000, $9,315,000 and $9,140,000, respectively, for this purpose. The combined contribution expenses for the Pension Plan and ESOP (including the Company 401(k) match discussed below) were $20,954,000, $32,844,000 and $35,020,000 for fiscal years 1996, 1995 and 1994, respectively.

    The ESOP has a 401(k) feature whereby employees may voluntarily contribute before-tax earnings and receive matching Company contributions. The 401(k) offers several investment choices. Employees vest in the Company match after five years of service. Before January 1, 1996, employees could contribute between 1% and 10% of eligible compensation (1% to 5% for highly compensated employees). Employee contributions invested in the Company's Common Stock were matched by the Company at the rate of $0.25 per $1.00, up to a maximum of $500 per year. Effective January 1, 1996, the maximum employee contribution for highly compensated employees increased to 6%. Also, Company matching contributions increased to $0.50 per $1.00 up to a maximum of 6% of eligible compensation for employees with less than five years of service and increased to $1.00 per $1.00 up to a maximum of 6% of eligible compensation for employees with five or more years of service.

                         FHP INTERNATIONAL CORPORATION

    In March 1996, approximately 8% of the stock in Talbert was purchased by certain management employees of Talbert and the Company for $0.01 per share. Shares held by the management employees are restricted and vest incrementally each July 1 until July 1, 1999, conditional upon attaining certain operating results and the passing of certain prospective dates. Also, Talbert established a non-qualified stock option plan for the purpose of retaining certain key employees.

    Under an Executive Incentive Plan (the "Plan"), the Company is authorized to grant restricted stock awards, incentive stock options, nonqualified stock options, and bonus awards to directors, officers, key employees, consultants, and other agents. Under the terms of the Plan, the exercise price of the stock options must be equal to the fair market value of the Company's Common Stock at the date of grant. All stock options granted by the Company through June 30, 1996, were nonqualified.

    Beginning July 1, 1992, the first of a series of four annual stock option grants were made to certain executives under the Plan. These grants are intended to provide a strong linkage between long-term incentives and the Company's financial performance. Accelerated vesting of each of these stock options is tied directly to growth in the Company's earnings per share ("EPS"). Stock options for 180,000, 300,000, 435,000 and 1,085,000 shares were granted under this plan on July 1, 1995, 1994, 1993 and 1992, respectively. Each year's stock option grant allows the optionee up to six consecutive annual opportunities for accelerated vesting of portions of the employee's stock options only if the Company's EPS exceeds both: (1) EPS for the previous fiscal year and (2) average EPS for the two previous fiscal years. The terms of accelerated vesting for 70%, 45%, 25% and 10% of the stock options granted on July 1, 1992, 1993, 1994 and 1995 were met. If a stock option in the series does not become subject to accelerated vesting by the sixth anniversary of its grant, the stock option automatically becomes vested on the seventh anniversary of its grant. The Company issued stock options to certain executives under the Plan on July 1, 1996. Upon consummation of the Merger Agreement with PacifiCare (Note 14), all unvested options under the Plan will convert into equivalent options in PacifiCare. The accelerated vesting feature discussed above will be replaced with annual vesting in four equal installments, beginning July 1, 1997.

    In addition to the options described above, the Company has granted other options. All options granted are included in the following summary of stock option activity for fiscal years 1996, 1995 and 1994:

                                                                                      YEARS ENDED JUNE 30,
                                                                         ----------------------------------------------
                                                                              1996            1995            1994
                                                                         --------------  --------------  --------------
Outstanding at beginning of year.......................................       4,342,000       4,641,000       2,386,000
  Granted..............................................................         394,000         812,000       2,830,000
  Cancelled............................................................        (438,000)       (471,000)       (219,000)
  Exercised............................................................        (486,000)       (640,000)       (356,000)
                                                                         --------------  --------------  --------------
Outstanding at end of year.............................................       3,812,000       4,342,000       4,641,000
                                                                         --------------  --------------  --------------
                                                                         --------------  --------------  --------------
Exercisable at end of year.............................................         863,000         824,000         390,000
                                                                         --------------  --------------  --------------
                                                                         --------------  --------------  --------------
Price range of options outstanding at end of year......................    $1.16-$31.19    $1.16-$29.25    $1.16-$28.25
Price range of options exercised.......................................    $1.16-$27.63    $1.16-$27.63    $2.73-$27.63

    At June 30, 1996, 1,224,000 shares remained available under the Plan for future grants of stock awards and stock options. Outstanding stock options at June 30, 1996, expire at the earlier of the date the stock option holder ceases to be an employee or a director, or ten years after the date of grant, based on the date of grant of the original stock options.

    The Company established a deferred compensation plan (the "DCP") effective January 1, 1996 (replacing the FHP, Inc. Deferred Compensation Plan for Executives and Physicians which was terminated

                         FHP INTERNATIONAL CORPORATION
as of December 31, 1995), for certain of its executives, physicians and non-employee directors, which is designed to provide supplemental retirement income benefits. Employee participants in the DCP may elect to defer receipt of up to 50% of their gross annual salaries and 100% of their gross annual bonuses. Amounts deferred by employees are included in other liabilities and these deferred amounts are deemed to be invested in one or more mutual funds selected by the participants. The DCP provides that non-employee directors may defer 0% to 100% of their annual director fees, retainer fees and committee fees into the DCP. Amounts deferred by employees and non-employee directors earn interest at a stated Crediting Rate. The DCP provides a Crediting Rate for the 1996 plan year equal to the Moody's Corporate Bond Yield Average (currently 7.6%). The DCP Committee has the discretion to provide a Premium Rate in addition to the Crediting Rate. The Crediting Rate, when added to the Premium Rate, equals the Preferred Rate. The Premium Rate and Preferred Rate are declared for the coming year in October prior to the annual deferral elections. The Premium Rate declared for the 1996 plan year is an additional 20% of the Crediting Rate, making the Preferred Rate for the 1996 plan year 9.1%. The Preferred Rate vests after 5 years of service. Upon a change in control of the Company, the participants will immediately be vested in the Preferred Rate.

    The Company established an Employee Stock Purchase Plan ("ESPP") in January 1995. The ESPP provides employees of the Company with an opportunity to purchase the Company's Common Stock annually with after tax income set aside through payroll deductions. Eligible employees may set aside up to a specified amount from annual compensation to purchase shares of the Company's Common Stock at 85% of the market price on the last day of each annual offering period. In December 1995 and January 1996, 82,845 shares of the Company's Common Stock were issued to participants in the ESPP.

NOTE 9--COMMITMENTS AND CONTINGENCIES

  OPERATING LEASES

    The Company leases certain buildings and equipment under operating leases. Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of June 30, 1996, are as follows:

                                                                                            (AMOUNTS IN
YEARS ENDING JUNE 30:                                                                       THOUSANDS)
- -----------------------------------------------------------------------------------------  -------------

1997.....................................................................................   $    28,700
1998.....................................................................................        22,641
1999.....................................................................................        16,527
2000.....................................................................................        12,944
2001.....................................................................................        10,693
Later years..............................................................................        34,576
                                                                                           -------------
    Total minimum payments required......................................................   $   126,081
                                                                                           -------------
                                                                                           -------------

    Total rental expense on operating leases aggregated $34,111,000, $34,956,000 and $28,663,000 for fiscal years 1996, 1995 and 1994, respectively.

  OPM AUDIT

    The Company's HMO subsidiaries have contracts with the United States Office of Personnel Management ("OPM") to provide or arrange managed health care services under the Federal Employees Health Benefits Program ("FEHBP") for federal employees, annuitants and their dependents. Periodically, the

                         FHP INTERNATIONAL CORPORATION

Company's HMO subsidiaries are subject to audits by the Government to, among other things, verify that premiums charged under OPM contracts are established in compliance with community rating and other requirements under the FEHBP. Final reports from such audits may recommend that OPM seek monetary recoveries from the Company for amounts that may be substantial. As previously disclosed, in May 1993, after conducting an audit of the Company's FEHBP contracts covering primarily the years 1987 through 1991, OPM sent a draft audit report to the Company alleging certain defective rating practices in certain regions. Following its evaluation of the draft audit report, the Company indicated to OPM certain areas where it believed the report to be inaccurate or based on misconceptions. Also, the Company evaluated the availability of offsets and established reserves pending issuance of a final audit report or further correspondence from OPM. A final audit report has never been issued and the Company received no further correspondence from the Government regarding the draft audit report until the third quarter of fiscal year 1996.

    In the third quarter of fiscal year 1996, the United States Department of Justice (the "Government") notified the Company that based on the OPM draft audit report and discussions with OPM personnel, the Government believed that the Company may have violated the False Claims Act in its certifications to OPM that the FEHBP received community rates for health care services provided in certain regions during 1987 through 1991. No action has been commenced by the Government, although the Government asserted in correspondence with the Company dated April 25, 1996 that, at that time, the Government believed its actual damages to be approximately $15 million. In False Claims Act actions, the Government may seek trebled damages and a civil penalty of not less than $5,000 nor more than $10,000 for each separate alleged false claim. The Government has indicated that it does not have any information that would lead it to believe that the Company violated any criminal laws.

    Accordingly, in the third quarter of fiscal year 1996, the Company increased reserves by recording a pretax charge of $45 million ($28.7 million, net of tax), in anticipation of negotiations to address existing and potential governmental claims for the years 1987 through 1991, discussed above, which have been and may be asserted in relation to the Company's contracts with OPM and for possible OPM claims for subsequent years through 1996. The addition to reserves resulted in a third quarter charge to net earnings of $0.68 per share.

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

NOTE 10--STOCKHOLDERS' EQUITY

    The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock, par value $0.05 per share and 40,000,000 shares of Preferred Stock, par value $0.05 per share. Preferred Stock is designated either Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") or Series B Adjustable Rate Cumulative Preferred Stock ("Series B Preferred Stock"). As a result of the acquisition of TakeCare as of June 17, 1994, the Company issued 6,311,781 shares of Common Stock, 21,031,733 shares of Series A Preferred Stock and 32,850 shares of Series B Preferred Stock (Note 12). An additional 5,545 shares of Common Stock, 8,574 shares of Series A Preferred Stock, and 46,368 shares of

                         FHP INTERNATIONAL CORPORATION

Series B Preferred Stock were issued during fiscal year 1995 to TakeCare shareholders for shares which were not presented at the acquisition date. During fiscal year 1996, the Company redeemed all issued and outstanding Series B Preferred Stock for $1,980,000 at $25 per share plus accrued and unpaid dividends through the redemption date.

    Holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends of 5.0% per annum. Dividends are payable quarterly in arrears when and if declared by the Company's Board of Directors. On or after the fourth anniversary of the TakeCare acquisition, the Company may, at its option, redeem all or part of the outstanding shares of Series A Preferred Stock, at fixed redemption prices per share plus an amount equal to any accrued and unpaid dividends. Each share of Series A Preferred Stock is convertible at the option of the holder into the Company's Common Stock at any time. The conversion price for the Series A Preferred Stock is $31 per share.

    In June 1990, the Board of Directors of the Company declared a dividend of one common share purchase right (a "Right") for each outstanding share of Common Stock to the holders of record on June 29, 1990, and authorized and directed the issuance of one Right with respect to each share of Common Stock that shall become outstanding prior to the occurrence of certain terminating events. Each Right entitles the registered holder to purchase from the Company one-fourth of a share of Common Stock at a price which varies based on the market price of a share of the Company's stock ($27.375 at June 30, 1996), subject to adjustment (the "Purchase Price"). Upon the occurrence of certain events associated with an unsolicited takeover attempt of the Company, the Rights will become exercisable and will cease to automatically trade with the Common Stock. Thereafter, upon the occurrence of certain further triggering events, each Right will become exercisable, at an adjusted Purchase Price (the "Adjusted Purchase Price") equal to four times the Purchase Price immediately prior to such adjustment, for that number of shares of Common Stock having a market value of two times such Adjusted Purchase Price. The Rights have certain anti-takeover effects that will cause substantial dilution to a person or group that attempts to acquire the Company in a manner which causes the Rights to become exercisable. The terms of the Rights may be amended by the Board of Directors of the Company without the consent of the holders of the Rights. At June 30, 1996, there was one Right outstanding for each share of Common Stock outstanding and a sufficient number of authorized but unissued shares of Common Stock available for issuance upon:
(i) the exercise of the Rights; (ii) the issuance of Common Stock (and associated Rights) in connection with the future exercise of outstanding stock options; and (iii) the issuance of Common Stock (and associated Rights) in connection with the future conversion of the Series A Preferred Stock. The Rights will be cancelled on or before consummation of the Merger Agreement with PacifiCare (Note 14).

NOTE 11--EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCK

    Earnings per share for fiscal years 1996, 1995 and 1994 were computed by dividing net income attributable to Common Stock by 41,524,000, 41,057,000 and 34,051,000 shares, respectively, which represent the weighted average number of outstanding common shares and common share equivalents during the respective periods. Common share equivalents include the effect of dilutive stock options calculated using the treasury stock method.

    Primary and fully diluted earnings per share are the same for each year presented.

                         FHP INTERNATIONAL CORPORATION

NOTE 12--ACQUISITION OF TAKECARE

    The Company acquired all of the outstanding Common Stock of TakeCare on June 17, 1994, for a combination of stock and cash in a transaction treated as a purchase for accounting purposes. The consolidated financial statements include the operations of TakeCare beginning June 17, 1994. The purchase price was approximately $1,054.4 million, net of acquisition costs (Note 10). As a result of the purchase, the Company recorded goodwill of approximately $1,078.0 million.

NOTE 13--RESTRUCTURING CHARGE

    In June 1995, the Company's Board of Directors approved a restructuring plan involving the discontinuance of services and programs that did not meet the Company's strategic and economic return objectives, a reduction in workforce, and the creation of Talbert, which began operations as a subsidiary of the Company on January 1, 1996. Talbert operates in all of FHP's formerly Company operated medical facilities in California, Utah, Arizona, New Mexico and Nevada. In addition, the Board of Directors decided to sell the Company's two acute care hospitals and other nonproductive real estate. The restructuring plan included a significant reduction in the Company's workforce, resulting in separation expenses for displaced employees.

    Accordingly, the Company recorded pretax restructuring charges of $9.7 million ($6.0 million, net of tax) and $75.1 million ($46.6 million, net of tax) in the accompanying Consolidated Statements of Income for the fiscal years ended June 30, 1996 and 1995, respectively. The charges included the expected costs of employee separations ($11.5 million), asset write-downs to estimated net realizable values ($58.9 million), and certain other costs associated with the Company's restructuring of its operations ($14.4 million). Assets identified as those to be sold as part of the restructuring were reclassified as assets held for sale in the accompanying Consolidated Balance Sheets as of June 30, 1996 and 1995. The hospitals and other assets were sold during fiscal year 1996 and the transactions had no material impact on earnings. The Company has made adequate provision for matters such as final settlement of purchase price adjustments related to the sales of the hospitals and other facilities.

    The restructuring charges were based on the Company's estimates and were refined throughout fiscal year 1996. During fiscal year 1996, the restructuring reserve was increased by the $9.7 million charge described above and decreased by $10.1 million. There was no significant change in the aggregate in estimates with respect to accruals previously established.

NOTE 14--SUBSEQUENT EVENT

    On August 4, 1996, the Company entered into an Agreement and Plan of Reorganization, as amended and restated, (the "Merger Agreement"), by and among the Company and PacifiCare Health Systems, Inc., et. al. ("PacifiCare"). Pursuant to the Merger Agreement, PacifiCare will acquire all of the outstanding stock of the Company. The transaction is expected to close in January 1997 (the "Effective Time"). In the Merger Agreement, holders of the Company's Common Stock will receive consideration through a combination of $17.50 in cash and a mix of shares of Class A Common Stock and Class B Common Stock of PacifiCare, plus rights to purchase stock of Talbert. The consideration at the date of the Merger Agreement equated to $35.00 per share.

    The maximum amount of Class A Common Stock of PacifiCare that will be issued to stockholders of the Company will be 2,350,000 shares. The balance of PacifiCare stock to be issued to the Company's stockholders will be Class B Common Stock. Each outstanding share of the Company's Series A Preferred

                         FHP INTERNATIONAL CORPORATION

Stock will be converted into the right to receive either (a) $14.113 in cash and
0.50 shares of PacifiCare Holding Preferred Stock, assuming approval of the proposed amendment to the Restated Certificate of Incorporation of the Company ("Series A Amendment"), or (b) if the Series A Amendment is not approved, (1) $25.00 in cash, (2) a mix of cash, PacifiCare Class A Common and PacifiCare Class B Common determined by a formula described in the Merger Agreement, or (3) the consideration that would have been received had the Series A Preferred Stock been converted into Company Common Stock immediately prior to the Effective Time of the transaction, including rights to purchase stock of Talbert. At the Effective Time, each share of the Company's Common and Preferred Stock will have the right to purchase, in the aggregate, all of the Company's approximate 92% interest in Talbert. The number of shares to be delivered in the merger is subject to adjustment based on the price of PacifiCare stock during a twenty day trading period ending prior to the Company's stockholders' meeting. The Merger Agreement had no effect on the Company's fiscal year 1996 results.

    PacifiCare has received a commitment from a bank to provide financing for the cash portion of the transaction. The closing of the transaction is subject to customary closing conditions, including the approval of the stockholders of the Company and PacifiCare, various regulatory approvals, and passage of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and is currently expected to occur in early 1997.

NOTE 15--INFORMATION REGARDING THE COMPANY'S OPERATIONS IN DIFFERENT SEGMENTS

    The Company offers a wide range of products to achieve its strategic goal of becoming a sole source provider of health care services. These products have been separated into three principal segments of business as a result of the Company's Restructuring Plan: the HMO, Talbert and insurance and related services. Talbert provides primary health care services to HMO members in medical and dental centers formerly operated as a part of the Company's staff model operations. The HMO offers a wide range of related products to consumers and employers in the direct delivery of managed health care services, either through contracted health care providers or through medical centers managed by Talbert. The insurance segment products include traditional indemnity health and life insurance, workers' compensation, and third party administration of self-insured employer programs (collectively, the "Insurance Group"). Often, the products offered by the HMO and insurance segments are sold to the same account; that is, an employer is able to offer a "dual choice" to its employees of enrollment in either the HMO or the indemnity product provided through group health insurance coverage.

                         FHP INTERNATIONAL CORPORATION

    Information regarding the three segments is summarized below:

                                                                 YEARS ENDED JUNE 30,
                                                    ----------------------------------------------
                                                         1996            1995            1994
                                                    --------------  --------------  --------------
                                                                (AMOUNTS IN THOUSANDS)
Revenue:
  HMO.............................................  $    4,024,589  $    3,643,572  $    1,915,964
  Talbert (a).....................................         458,939         534,855         481,553
  Insurance Group.................................         103,895         146,387         109,126
  Corporate and eliminations......................        (408,139)       (415,434)        (33,685)
                                                    --------------  --------------  --------------
Total revenue.....................................  $    4,179,284  $    3,909,380  $    2,472,958
                                                    --------------  --------------  --------------
                                                    --------------  --------------  --------------
Pretax income (loss):
  HMO (b).........................................  $      199,431  $      219,899  $      141,996
  Talbert (a)(b)..................................         (19,249)        (29,363)        (16,696)
  Insurance Group (b).............................          (9,171)        (10,475)          8,076
  Corporate.......................................         (87,927)       (105,982)        (50,356)
  Interest income, net............................          15,033           6,107          13,800
                                                    --------------  --------------  --------------
Total pretax income...............................  $       98,117  $       80,186  $       96,820
                                                    --------------  --------------  --------------
                                                    --------------  --------------  --------------
Assets:
  HMO (c).........................................  $    1,803,785  $    1,794,423  $    1,875,075
  Talbert (a)(c)..................................         165,575         128,909         141,049
  Insurance Group.................................         156,854         181,909         167,092
  Corporate and eliminations......................        (112,335)        210,575         (13,947)
                                                    --------------  --------------  --------------
Total assets......................................  $    2,013,879  $    2,315,816  $    2,169,269
                                                    --------------  --------------  --------------
                                                    --------------  --------------  --------------
Depreciation and amortization:
  HMO.............................................  $       46,528  $       51,486  $       20,780
  Talbert (a).....................................          12,361          15,790          14,504
  Insurance Group.................................           1,410           1,348           1,399
  Corporate.......................................          11,444          11,441           8,588
                                                    --------------  --------------  --------------
Total depreciation and amortization...............  $       71,743  $       80,065  $       45,271
                                                    --------------  --------------  --------------
                                                    --------------  --------------  --------------
Capital expenditures:
  HMO (c).........................................  $       20,939  $       35,376  $       72,509
  Talbert (a)(c)..................................           3,489
  Insurance Group.................................             759           1,684           3,287
  Corporate.......................................          32,930          35,036          10,256
                                                    --------------  --------------  --------------
Total capital expenditures........................  $       58,117  $       72,096  $       86,052
                                                    --------------  --------------  --------------
                                                    --------------  --------------  --------------

- ------------------------

(a) Talbert reflects the operation of the physician practice management company and several medical and dental professional corporations located in Arizona, California, Nevada, New Mexico and Utah, from January 1, 1996. Information prior to this date was obtained from the financial records maintained by subsidiaries of the Company responsible for the Company's equivalent staff model operations derived on a consistent basis.

(b) Segments include recognition of allocated costs for information services necessary to support operations.

(c) All capital expenditures for either HMO operations or Talbert's predecessor staff model operations were attributed to the HMO prior to January 1, 1996. Talbert has entered into a lease agreement with the HMO for medical and dental centers and equipment effective January 1, 1996. The segment data assumes this lease was in effect for all years presented.

                         FHP INTERNATIONAL CORPORATION

NOTE 16--UNAUDITED QUARTERLY INFORMATION

                                                                            QUARTERS ENDED
                                                    --------------------------------------------------------------
                                                     SEPTEMBER 30    DECEMBER 31       MARCH 31        JUNE 30
                                                    --------------  --------------  --------------  --------------
                                                            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Year ended June 30, 1996:
  Revenue.........................................  $   1,004,633   $   1,015,746   $    1,061,395  $    1,097,510
  Operating income (loss) (a)(d)(e)...............         23,932          23,159           (5,709)         41,702
  Income (loss) before income taxes (a)(d)(e).....         26,644          26,359           (1,375)         46,489
  Net income (loss) (a)(d)(e).....................         13,927          13,921           (5,132)         21,437
  Primary earnings (loss) per share attributable
    to Common Stock (a)(b)(d)(e)..................          $0.18           $0.18           $(0.28)          $0.35

Year ended June 30, 1995:
  Revenue.........................................  $     954,340   $     954,407   $    1,001,062  $      999,571
  Operating income (loss) (c).....................         37,236          38,660           50,960         (52,777)
  Income (loss) before income taxes (c)...........         38,371          39,494           52,613         (50,292)
  Net income (loss) (c)...........................         20,720          21,327           28,411         (33,166)
  Primary earnings (loss) per share attributable
    to Common Stock (c)...........................          $0.37           $0.36            $0.53          $(0.97)
  Fully diluted earnings per share (b)............          $0.36                            $0.49

- ------------------------

(a) The net loss for the third quarter ended March 31, 1996 included an unfavorable adjustment due to a charge of $28.7 million, net of tax, relating to the Company's contracts with OPM (Note 9).

(b) Fully diluted earnings per share is not presented if it is anti-dilutive.

(c) The net loss for the fourth quarter ended June 30, 1995 included an unfavorable net adjustment due to a restructuring charge of approximately $46.6 million, net of tax, relating primarily to the costs of employee separations, asset write-downs to estimated net realizable values, and certain other costs associated with the restructuring of the Company's operations (Note 13).

(d) Net income for the fourth quarter ended June 30, 1996 included an unfavorable net adjustment of $5.0 million due to a claim by HCFA for end stage renal disease reimbursement that the Company had been overpaid for certain services for the three year period then ended. Also in the fourth quarter, the Company recorded approximately $5.2 million, net of tax, for favorable adjustments associated primarily with the collection of additional revenue from OPM and changes of estimates with respect to certain fiscal year 1996 compensation and benefit related accruals and reserves for professional liability claims.

(e) Net income for the first and second quarters of fiscal 1996 included an unfavorable adjustment due to restructuring charges of approximately $3.6 million, net of tax, and $2.4 million, net of tax, relating primarily to the cost of employee separations and certain other costs associated with restructuring of the Company's operations (Note 13).

                          INDEPENDENT AUDITORS' REPORT

FHP International Corporation:

    We have audited the accompanying consolidated balance sheets of FHP International Corporation and its subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FHP International Corporation and its subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Costa Mesa, California
September 4, 1996

                               INDEX TO EXHIBITS

                                                                                                         SEQUENTIALLY
  EXHIBIT                                                                                                  NUMBERED
  NUMBER                                           DESCRIPTION                                               PAGE
- -----------  ----------------------------------------------------------------------------------------  -----------------
      *3.1   Restated Certificate of Incorporation of FHP International Corporation (Exhibit 3.1 to
             Form S-4 No. 33-53431).                                                                               *

      *3.2   Amendment to Restated Certificate of Incorporation of FHP International Corporation
             (Exhibit 3.2 to Form S-4 No. 33-53431).                                                               *

      *3.3   Certificate of Designation for Series A Cumulative Convertible Preferred Stock of FHP
             International Corporation. (Exhibit 3.3 to Form 8-K, filed with the Commission on July
             1, 1994).                                                                                             *

      *3.4   Bylaws of FHP International Corporation as amended to date.                                           *

      *4.1   Specimen Common Stock Certificate (Exhibit 4.1 to Form S-3 Registration Statement No.
             33-39984).                                                                                            *

      *4.2   Indenture dated as of September 22, 1993 between Registrant and The Chase Manhattan
             Bank, N.A. in regard to $100,000,000 7% Senior Notes due 2003. (Exhibit 4.2 to Form 10-K
             for the Fiscal Year Ended June 30, 1993).                                                             *

      *4.3   Credit Agreement dated as of March 24, 1994, among the Registrant, the Lenders named therein and Chemical Bank as Administrative Agent (Exhibit 10.1 to Form 8-A filed with
             the Commission on May 9, 1994).                                                                       *

      *4.4   First Amendment dated as of March 31, 1995, to Credit Agreement dated as of March 24,
             1994. (Exhibit 4.4 to Form 10-K for the Fiscal Year Ended June 30, 1995).                             *

      *4.5   Second Amendment dated as of August 29, 1995, to Credit Agreement dated as of March 24,
             1994. (Exhibit 4.5 to Form 10-K for the Fiscal Year Ended June 30, 1995).                             *

      *4.6   Third Amendment, dated as of May 2, 1996, to Credit Agreement dated March 24, 1994
             (Exhibit 10.3 to Form 10-Q for the Quarter Ended March 31, 1996).                                     *

       4.7   Registrant agrees to furnish to the Commission, upon request, a copy of each instrument with respect to issues of long-term debt of the Registrant, the authorized principal amount of which does not exceed 10% of the total assets of Registrant.

     *10.1   Health Insurance Benefits for the Aged and Disabled Contracts dated January 1, 1992 between FHP, Inc. and the Secretary of Health and Human Services (Exhibit 10.2 to Form
             10-K for the Fiscal Year Ended June 30, 1992).                                                        *

     *10.2   Group Health Benefits Contract dated January 1, 1986 between FHP, Inc. and the Federal
             Office of Personnel Management (Exhibit 10.3 to Form S-1 Registration Statement No.
             33-5596).                                                                                             *

     *10.3   Form of Employment Agreement, dated as of February 1, 1996, by and between the
             Registrant and Gloria L. Austin, Robert N. Franklin, Larry D. Gray (dated April 8,
             1996), Burke F. Gumbiner, Jeffrey H. Margolis, Jack D. Massimino, Roger L. Moseley
             (dated August 5, 1996), Kenneth S. Ord, Westcott W. Price III, Eric D. Sipf and Michael
             J. Weinstock (Exhibit 10.1 to Form 10-Q for the Quarter Ended March 31, 1996).                        *

                                                                                                         SEQUENTIALLY
  EXHIBIT                                                                                                  NUMBERED
  NUMBER                                           DESCRIPTION                                               PAGE
- -----------  ----------------------------------------------------------------------------------------  -----------------
     *10.4   FHP International Corporation Amended & Restated Executive Incentive Plan (Exhibit A to
             Definitive Proxy Statement dated October 18, 1995).                                                   *

     *10.5   FHP Money Purchase Pension Plan, as amended and restated June 7, 1993. (Exhibit 10.12 to
             Form 10-K for the Fiscal Year Ended June 30, 1993).                                                   *

     *10.6   FHP International Corporation Employee Stock Ownership Plan, as amended and restated
             June 7, 1993. (Exhibit 10.13 to Form 10-K for the Fiscal Year Ended June 30, 1993).                   *

     *10.7   FHP, Inc. Deferred Compensation Plan for Executives and Physicians, dated June 28, 1991.
             (Exhibit 10.14 to Form 10-K for the Fiscal Year Ended June 30, 1993).                                 *

     *10.8   FHP International Corporation/TakeCare, Inc. Stock Option Plan (successor to the
             TakeCare, Inc. Amended and Restated 1990 Stock Option Plan and the TakeCare, Inc. 1993
             Stock Option Plan) (Exhibit 4 to Form S-8 Registration Statement No. 33-54313).                       *

     *10.9   TakeCare Savings and Retirement Plan and Trust Agreement (1992 Restatement) (Exhibit 4.1
             to Form S-8 Registration Statement No. 33-55545).                                                     *

     *10.10  Amendment No. 1 to the TakeCare Savings and Retirement Plan and Trust Agreement (1992
             Restatement) (Exhibit 4.2 to Form S-8 Registration No. 33-55545).                                     *

     *10.11  Amendment No. 2 to the TakeCare Savings and Retirement Plan and Trust Agreement (Exhibit
             4.3 to Form S-8 Registration Statement No. 33-55545).                                                 *

     *10.12  FHP International Corporation Employee Stock Purchase Plan (Exhibit 4.1 to Form S-8
             Registration No. 33-56651).                                                                           *

     *10.13  Amended and Restated Rights Agreement evidencing rights to purchase Common Stock of
             Registrant (Exhibit 1 to Form 8-A/A filed with the Commission on April 5, 1994).                      *

     *10.14  Stock Purchase Agreement, dated as of March 15, 1996, by and among the Registrant,
             Talbert Medical Management Corporation, Kathryn M. Adair, Gloria L. Austin, William P.
             Bracciodieta, Larry L. Georgopolis, Gary E. Goldstein, Richard D. Jacobs, R. Judd
             Jessup, Jack D. Massimino, Barbara C. McNutt, Kenneth S. Ord, Westcott W. Price III,
             Walter R. Stone, Margaret Van Meter and Michael J. Weinstock (Exhibit 10.2 to Form 10-Q
             for the Quarter Ended March 31, 1996).                                                                *

      10.15  Amendment No. 1 dated May 31, 1996, to Stock Purchase Agreement dated as of March 15,
             1996, by and among the Registrant, Talbert Medical Management Corporation, Kathryn M.
             Adair, Gloria L. Austin, William P. Bracciodieta, Larry L. Georgopolous, Gary E.
             Goldstein, Richard D. Jacobs, R. Judd Jessup, Jack D. Massimino, Barbara C. McNutt,
             Kenneth S. Ord, Westcott W. Price III, Walter R. Stone, Margaret Van Meter and Michael
             J. Weinstock.

      10.16  FHP International Corporation Deferred Compensation Plan, dated as of January 1, 1996.

      10.17  FHP International Corporation Deferred Compensation Plan Master Trust Agreement, dated as of January 1, 1996, by and between the Registrant and Wells Fargo Bank, N.A.

                                                                                                         SEQUENTIALLY
  EXHIBIT                                                                                                  NUMBERED
  NUMBER                                           DESCRIPTION                                               PAGE
- -----------  ----------------------------------------------------------------------------------------  -----------------
     *10.18  Agreement and Plan of Reorganization dated August 4, 1996, by and among the Registrant,
             PacifiCare Health Systems, Inc., N-T Holdings, Inc., Neptune Merger Corp. and Tree
             Acquisition Corp. (Exhibit 2 to Form 8-K dated August 19, 1996).                                      *

     *10.19  Amended and Restated Agreement and Plan of Reorganization dated September 17, 1996, by and among the Registrant, PacifiCare Health Systems, Inc., N-T Holdings, Inc., Neptune
             Merger Corp. and Tree Acquisition Corp. (Exhibit 2 to Form 8-K dated September 24,
             1996).                                                                                                *

      11.1   Computation of earnings per common share for the years ended June 30, 1996, 1995 and
             1994.

      21.0   Subsidiaries of the Registrant.

      23.1   Independent Auditors' Consent.

      27.0   Financial Data Schedule.

- ------------------------

* Document has previously been filed with the Commission and is incorporated by reference and made a part hereof.

    The Registrant will furnish any of the foregoing exhibits upon the payment of a reasonable fee based upon the Registrant's expenses in furnishing such exhibit(s). Written inquiries should be addressed to FHP International Corporation, Investor Relations Department, P.O. Box 25186, Santa Ana, California 92799-5186.