Form 10-Q
period 1996-09-30
FHP INTERNATIONAL CORP
filed 1996-11-14
CIK 793499

                                  FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                           _______________________



(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                      OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________

Commission file number 0-14796


                        FHP INTERNATIONAL CORPORATION
                            a Delaware Corporation
               I.R.S. Employer Identification No. 33-0072502


               3120 Lake Center Drive, Santa Ana, CA     92704
             (Address of principal executive offices)  (Zip Code)
                                (714) 825-6600
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No    .
   -----   ----

The registrant had 41,212,804 shares of common stock, par value $0.05 per share, outstanding at November 8, 1996.

                     The Exhibit Index Appears on Page 20

                        PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                        FHP INTERNATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (unaudited)

     ASSETS


(amounts in thousands,                           September 30,     June 30,
except share data)                                   1996            1996
                                                 -------------     --------

Cash and cash equivalents                         $  164,295     $  166,873
Short-term investments                               215,571        187,919
Accounts receivable, net                             155,043        141,537
Prepaid expenses and other
  current assets                                      27,942         33,736
Deferred income taxes                                 49,165         49,162

                                                  ----------     ----------

  Total current assets                               612,016        579,227

Property and equipment, net                          231,057        231,428
Assets held for sale (Note 6)                         16,222         16,470
Long-term investments                                 41,613         36,470
Restricted investments                                91,010         90,499
Goodwill and other intangibles,
  net                                              1,021,008      1,028,374
Other assets, net                                     31,292         31,411
                                                  ----------     ----------

   Total assets                                   $2,044,218     $2,013,879
                                                  ----------     ----------
                                                  ----------     ----------

---------

See accompanying notes to consolidated financial statements.

                       FHP INTERNATIONAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                                (unaudited)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

(amounts in thousands,                            September 30,    June 30,
except share data)                                    1996           1996
                                                  -------------    --------

Current portion of long-term obligations           $  19,102      $  30,097
Accounts payable                                      55,107         50,979
Medical claims payable                               401,657        367,872
Accrued salaries and employee benefits                51,236         71,986
Unearned premiums                                     22,691         24,713
Restructuring reserve (Note 6)                        12,321         14,615
Income taxes payable and other
 current liabilities                                  88,668         79,132
                                                  ----------     ----------

   Total current liabilities                         650,782        639,394

Long-term obligations                                100,222        104,184
Other liabilities                                    101,513        102,672
                                                  ----------     ----------

   Total liabilities                                 852,517        846,250
                                                  ----------     ----------
Commitments and contingencies (Note 4)

Stockholders' equity:
  Series A Convertible
    Preferred Stock, $0.05 par value;
    40,000,000 shares authorized (Note 3)              1,052          1,052
  Common Stock, $0.05 par value;
    100,000,000 shares authorized;
    issued and outstanding 41,178,042
    and 40,789,528 shares at September 30,
    1996 and June 30, 1996, respectively               2,059          2,039
  Paid-in capital                                    945,141        938,478
  Unrealized holding losses on
    available-for-sale investments, net of
    tax effect of $1,311 at September 30,
    1996 and $1,602 at June 30, 1996                  (1,886)        (2,306)
  Retained earnings                                  245,335        228,366
                                                  ----------     ----------

  Total stockholders' equity                       1,191,701      1,167,629
                                                  ----------     ----------

Total liabilities and
     stockholders' equity                         $2,044,218     $2,013,879
                                                  ----------     ----------
                                                  ----------     ----------
----------

See accompanying notes to consolidated financial statements.

                        FHP INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited)

                                                           For The
(amounts in thousands,                                Three Months Ended
except per share data)                                   September 30,
                                                     1996           1995
                                                  ----------     ----------

Revenues                                          $1,098,699     $1,004,633
                                                  ----------     ----------
Expenses:
  Primary health care                                897,540        818,971
  Other health care                                   32,155         30,845
  General, administrative and
    marketing                                        132,010        125,126
  Provision for restructuring                                         5,759
                                                  ----------     ----------

Total expenses                                     1,061,705        980,701
                                                  ----------     ----------

Operating income                                      36,994         23,932

Interest income                                        9,099          9,136
Interest expense                                      (2,493)        (6,424)
                                                  ----------     ----------

Income before income taxes                            43,600         26,644
Provision for income taxes                            20,056         12,717
                                                  ----------     ----------

Net income                                            23,544         13,927
Preferred Stock dividends                              6,575          6,607
                                                  ----------     ----------
Net income attributable to
  Common Stock                                     $  16,969       $  7,320
                                                  ----------     ----------
                                                  ----------     ----------
Earnings per share
  attributable to Common Stock (Note 2)              $  0.40        $  0.18
                                                  ----------     ----------
                                                  ----------     ----------
Weighted average number of common
  shares and common share equivalents                 42,059         41,016
                                                  ----------     ----------
                                                  ----------     ----------

Fully diluted earnings per share (Note 2)            $  0.40         -
                                                  ----------     ----------
                                                  ----------     ----------
Fully diluted weighted average number of
  common shares and common share equivalents          59,300         -
                                                  ----------     ----------
                                                  ----------     ----------

----------
See accompanying notes to consolidated financial statements.

                       FHP INTERNATIONAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)


                                                               For The
                                                          Three Months Ended
(amounts in thousands)                                       September 30,
                                                          1996           1995
                                                        -------        -------
OPERATING ACTIVITIES

   Net income                                           $23,544        $13,927
   Adjustments to reconcile
     net income to net cash
     provided by operating activities:
   Provision for restructuring                                           5,759
   Depreciation and amortization                         17,861         18,372
   (Decrease) increase in allowance for
      doubtful accounts                                  (2,456)           739
   Loss on disposal of equipment                            314             68
   Effect on cash of changes
     in operating assets and liabilities:
        Accounts receivable                             (11,050)        (1,774)
        Prepaid expenses and other
          current assets                                  5,794         (2,240)
        Other assets                                       (343)          (161)
        Accounts payable                                  4,128          2,851
        Medical claims payable                           33,785          1,691
        Accrued salaries and
          employee benefits                             (20,750)       (12,335)
        Unearned premiums                                (2,022)        (9,734)
        Other liabilities                                 6,083         10,745
                                                        -------        -------

Net cash provided by operating activities                54,888         27,908
                                                        -------        -------
INVESTING ACTIVITIES

   Purchases of available-for-sale
     investments                                       (184,096)       (47,272)
   Proceeds from sales/maturities
     of available-for-sale investments                  151,498         78,419
   Loss on sale of available-for-sale
     investments                                              7            161
   Gain on sale of available-for-sale
     investments                                             (4)          (486)
   Purchases of property and equipment                  (13,121)       (13,245)
   Proceeds from sales of assets held
     for sale                                             3,174            236
                                                        -------        -------

   Net cash (used in) provided by investing activities  (42,542)        17,813
                                                        -------        -------

                       FHP INTERNATIONAL CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS(continued)
                                (unaudited)


                                                               For The
                                                         Three Months Ended
(amounts in thousands)                                      September 30,
                                                         1996           1995
                                                      --------       --------
FINANCING ACTIVITIES

Payments on long-term obligations                      (15,032)       (15,048)
Exercise of stock options                                6,683          1,287
Cash dividends paid to preferred shareholders           (6,575)        (6,597)
                                                      --------       --------

Net cash used in financing activities                  (14,924)       (20,358)
                                                      --------       --------

(Decrease)increase in cash and cash equivalents         (2,578)        25,363
Cash and cash equivalents at beginning of period       166,873        299,144
                                                      --------       --------

Cash and cash equivalents at end of period            $164,295       $324,507
                                                      --------       --------
                                                      --------       --------

Supplemental cash flow information:
  Interest payments                                   $  4,082       $  5,123
  Income tax payments (net of refunds)                $ 18,512       $  9,677

----------

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

     Interim periods are viewed as an integral part of the annual period of the Company. Accordingly, the results for the interim periods reported are based on the accounting principles and practices followed by the Company as presented in its Annual Report on Form 10-K for the year ended June 30, 1996. In the opinion of management, all adjustments necessary to fairly present the financial position and the results of operations for the three months ended September 30, 1996 and 1995 are included in these consolidated financial statements.

NOTE 2.  EARNINGS PER SHARE

     Primary earnings per share attributable to Common Stock for the three months ended September 30, 1996 and 1995 are computed by dividing net income attributable to Common Stock by the weighted average number of outstanding common shares and common share equivalents during the respective periods. Common share equivalents include the effect of dilutive stock options calculated using the treasury stock method.

     Fully diluted earnings per share for the three months ended September 30, 1996 assume the conversion of the Series A Cumulative Convertible Preferred Stock, the elimination of the related Preferred Stock dividend requirement and market price as of the end of the quarter for dilutive Common Stock options. Fully diluted earnings per share for the three months ended September 30, 1995 were anti-dilutive.

NOTE 3.  PREFERRED STOCK

     The authorized capital stock of the Company includes 40,000,000 shares of Preferred Stock, par value $0.05 per share. Preferred Stock is designated either Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") or Series B Adjustable Rate Cumulative Preferred Stock ("Series B Preferred Stock"). At September 30, 1996 and June 30, 1996 there was no Series B Preferred Stock outstanding.

     The issued and outstanding, and aggregate liquidation preference of the Company's Series A Preferred Stock is as follows:

                                   September 30, 1996    June 30, 1996
                                   ------------------    -------------

Issued and outstanding                  21,040,307          21,040,307

Aggregate liquidation preference      $526,036,000        $526,033,000

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

     The Company increased reserves in the third quarter of fiscal year 1996, by recording a pretax charge of $45 million ($28.7 million, net of tax), to address existing (as discussed below) and potential governmental claims for the years 1987 through 1991, which have been or may be asserted in relation to the Company's contracts with OPM and for possible other OPM claims through 1996. The addition to reserves resulted in a charge to net earnings of $0.68 per share.

     In May 1993, OPM sent a draft audit report to the Company covering primarily the years 1987 through 1991, alleging defective rating practices in certain regions. A final audit report was not issued. In the third quarter of fiscal year 1996, the United States Department of Justice (the "DOJ") notified the Company that (based on the OPM draft audit report and discussions with OPM personnel) the DOJ believed the Company may have violated the False Claims Act. The DOJ believed its actual damages to be approximately $15 million. (In False Claims Act actions, the government may seek trebled damages and a civil penalty of not less than $5,000 nor more than $10,000 for each separate alleged false claim.) The DOJ indicated it did not have any information that would lead it to believe that the Company violated any criminal laws.

     On October 7, 1996, the Company reached an agreement with the DOJ which resolved the claims under the OPM draft audit report for the years 1987 to 1991. The Company agreed to pay $12 million to the FEHBP Contingency Reserve Funds for the regions covered by the draft audit report. The payment will be charged against the $45 million reserve established to cover existing and potential FEHBP audit claims through 1996. The Company paid no fines or penalties as part of the agreement. Also, the DOJ released the Company from all claims under the contracts for the years covered by the draft audit report.

     OPM has opened two additional audits for years as far back as 1990 at two of the Company's other HMO subsidiaries. In October 1996, OPM sent a draft audit report to the Company for these two additional audits. The draft report alleges certain defects in the Company's rating practices. The Company is evaluating the draft report. Based on management's understanding of the government's current interpretation of the community rating standard requirements, management currently believes it has established adequate reserves to settle any claims that have arisen or may arise from present or future FEHBP rate audits for years between and including 1987 through 1996, or that amounts in excess of reserves, if any, necessary to settle any such claims would not be such as to have a material adverse effect on the consolidated financial position or results of operations or cash flows of the Company.

NOTE 6.  RESTRUCTURING CHARGE

     In June 1995, the Company's Board of Directors approved a restructuring plan involving the discontinuance of services and programs that did not meet the Company's strategic and economic return objectives, including: 1) a reduction in workforce; 2) the creation of a subsidiary physician practice management company, Talbert Medical Management Corporation ("Talbert"); and 3) the sale of the Company's two acute care hospitals and other nonproductive real estate. Talbert began operations as a subsidiary of the Company on January 1, 1996. Talbert operates in all of FHP's formerly Company operated medical facilities in California, Utah, Arizona, New Mexico and Nevada. The restructuring plan was substantially completed in fiscal year 1996.

     Restructuring charges in fiscal years 1995 and 1996 were based on the Company's estimates and were refined throughout fiscal year 1996. During the three months ended September 30, 1996, there was no significant change in the aggregate in estimates with respect to accruals previously established.

NOTE 7.  AGREEMENT AND PLAN OF REORGANIZATION

     On August 4, 1996, the Company entered into an Agreement and Plan of Reorganization, as amended and restated, (the "Merger Agreement"), by and among the Company and PacifiCare Health Systems, Inc., et. al. ("PacifiCare"). Pursuant to the Merger Agreement, PacifiCare will acquire all of the outstanding stock of the Company. The transaction is expected to close in January, 1997 (the "Effective Time").

     Pursuant to Merger Agreement, holders of the Company's Common Stock will receive consideration through a combination of $17.50 in cash and a mix of shares of Class A Common Stock and Class B Common Stock of PacifiCare, plus rights to purchase stock of Talbert. The consideration at the date of the Merger Agreement equated to $35.00 per share without attributing value to the Talbert Rights. The maximum amount of Class A Common Stock of PacifiCare that will be issued to stockholders of the Company will be 2,350,000 shares. The balance of PacifiCare stock to be issued to the Company's stockholders will be Class B Common Stock.

     Each outstanding share of the Company's Series A Preferred Stock will be converted into the right to receive either: (a) $14.113 in cash and 0.50 shares of PacifiCare Holding Preferred Stock, assuming approval of the proposed amendment to the Restated Certificate of Incorporation of the Company ("Series A Amendment"); or (b) if the Series A Amendment is not approved, (1) $25.00 in cash, (2) a mix of cash, PacifiCare Class A Common and PacifiCare Class B Common determined by a formula described in the Merger Agreement, or (3) the consideration that would have been received had the Series A Preferred Stock been converted into Company Common Stock immediately prior to the Effective Time of the transaction, including rights to purchase stock of Talbert.

     At the Effective Time, the shares of the Company's Common and Preferred Stock will have the right to purchase, in the aggregate, all of the Company's approximate 92% interest in Talbert. The number of PacifiCare shares to be delivered in the merger is subject to adjustment based on the price of PacifiCare stock during a twenty day trading period ending prior to the Company's stockholders' meeting.

     PacifiCare has informed the Company that it has received a commitment from a bank to provide financing for the cash portion of the transaction. The closing of the transaction is subject to customary closing conditions, including the approval of the stockholders of the Company and PacifiCare, various regulatory approvals, and passage of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and is currently expected to occur in early 1997. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations - Proposed Acquisition of the Company by PacifiCare.)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FHP International Corporation and its subsidiaries (the "Company") is a federally qualified health maintenance organization, deriving almost all of its revenues from premiums received for health care services to approximately
1.9 million HMO members. During fiscal year 1996, the Company separated its operations into three business segments. These segments comprise: 1) the Company's contract model operations (the "HMO"); 2) a physician practice management company, Talbert Medical Management Corporation ("Talbert"), operating almost all of the Company's owned and operated medical centers (collectively formerly known as the "Staff Model"); and 3) the Company's group life, health and accident and workers' compensation insurance and related products (collectively, the "Insurance Group").

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

The United States Federal Trade Commission has requested additional documentation regarding the transaction, pursuant to the HSR Act.

     The Company's competitors may use the announcement of the Merger Agreement as an opportunity to encourage employer groups currently enrolled with the Company to enroll their employees in other plans. Provider groups currently affiliated with the Company also may be encouraged to seek other affiliations. Recently, the Company has begun to experience the loss of employees in connection with the potential transaction. In the event that the transaction is delayed or not completed, losses of significant numbers of members, providers and/or employees could have a material adverse impact on the Company's future results of operations.

              THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO THE
                       THREE MONTHS ENDED SEPTEMBER 30, 1995

REVENUE AND MEMBERSHIP

     The Company generates substantially all of its revenue from premiums received for health care services provided to the HMO members of its wholly-owned subsidiaries. Revenue for the three month period ended September 30, 1996, totaled $1,099 million, increasing 9.4% over revenue of $1,005 million for the same period in the previous fiscal year. Total HMO membership grew 7.3% to approximately 1,932,000 at September 30, 1996, from approximately 1,800,000 at September 30, 1995. During fiscal year 1996, the Company continued to experience modest membership growth, due primarily to intense competition in all its key markets. This trend continued into the first quarter of fiscal year 1997 and may continue throughout the balance of fiscal year 1997.

     During fiscal year 1996 and the first quarter of fiscal year 1997, the Company experienced a decline in its membership, both senior and commercial, at certain medical facilities operated by Talbert. For the Company, the decline has been more than offset by enrollment gains in the Company's HMO operations.

     From September 30, 1995, to September 30, 1996, total commercial membership increased by 109,000 or 7.7% from approximately 1,417,000 to approximately 1,526,000. The Company generates approximately half of its HMO revenue from sales to the commercial market. The Company's ability to increase its commercial membership and commercial premium rates during the last two fiscal years and the first quarter of fiscal year 1997 was adversely impacted by intense competition in all the Company's major markets, particularly in California. Downward pressure on commercial premium rates in California has eased in recent months; however, overall commercial premium rates are expected to remain relatively flat in fiscal year 1997 over fiscal year 1996. A substantial portion of the Company's HMO commercial premium rate increases becomes effective in January of each year.

     Senior membership grew by 23,000 or 6.0% to approximately 406,000 at September 30, 1996, from approximately 383,000 at September 30, 1995. Almost all of the Company's senior HMO revenue is generated from premiums paid to the Company by the federal government's Health Care Financing Administration ("HCFA"). Revenue per senior member is substantially higher than revenue per commercial plan member because senior members use substantially more health care services. The Company receives senior premium rate increases from HCFA on January 1 of each year.

For calendar year 1996, the Company received an average 5.1% rate increase. In September of each year, HCFA announces the annual Medicare rate increases that will become effective on January 1 of the subsequent year. These rate increases vary geographically and become the basis for determining the amounts that HCFA will pay to the Company. Based on HCFA's announcement in September, the Company is anticipating an average 5.7% rate increase for calendar year 1997.

COST OF HEALTH CARE

     Health care costs increased 9.4% to $930 million for the three months ended September 30, 1996, from $850 million for the three months ended September 30, 1995, due to operational growth and cost increases. Health care costs as a percentage of revenue remained flat at 84.6% for both three month periods. In the first quarter of fiscal year 1997, the Company experienced higher hospital costs in certain regions outside of California and higher pharmacy costs across most regions. These higher costs were offset by lower physician costs.

     During the last three years and the first quarter of fiscal year 1997, certain medical centers in California now operated by Talbert have experienced high operating costs relative to declining enrollment. The decline created excess capacity and, therefore, higher health care costs as a percentage of revenue. During fiscal year 1996, Talbert began reducing costs, by reducing administrative overhead and excess staffing.

GENERAL, ADMINISTRATIVE AND MARKETING COSTS

     General, administrative and marketing ("G & A") expenses increased by $7 million or 5.6% to $132 million for the three month period ended September 30, 1996, from $125 million for the three month period ended September 30, 1995, primarily due to Company growth. G & A expenses for the three month period ended September 30, 1996, decreased as a percentage of revenue to 12.0% from 12.5% for the same period in the prior fiscal year, primarily due to workforce reductions in fiscal year 1996 and other cost control measures.

INTEREST INCOME

     Net interest income was $7 million for the three month period ended September 30, 1996, as compared to $3 million for the three month period ended September 30, 1995. Net interest income increased year-over-year primarily because of lower debt levels.

OPM AUDITS

     The Company's HMO subsidiaries have contracts with the United States Office of Personnel Management ("OPM") to provide or arrange managed health care services under the Federal Employees Health Benefits Program ("FEHBP") for federal employees, annuitants and their dependents. These contracts with OPM and applicable government regulations establish premium rating requirements for the FEHBP. Periodically, the Company's HMO subsidiaries are subject to audits by the government to, among other things, verify that premiums charged under OPM contracts are established in compliance with community rating and other requirements under the FEHBP. In the third quarter of fiscal year 1996, the Company increased reserves by recording a pretax charge of $45 million ($28.7 million net of tax), in anticipation of negotiations to address existing and potential governmental claims arising from OPM audits for the years 1987 through 1996, as discussed below.

The Company's reserves reflect management's recognition that FEHBP rate audits and claims based thereon are being handled differently by the government than in the past and reflect the extent of business the Company's subsidiaries have conducted with OPM over many years.

     In May 1993, OPM sent a draft audit report to the Company alleging certain defective rating practices by one of the Company's HMO subsidiaries in certain regions during the years 1987 through 1991. Following its evaluation of the draft audit report, the Company indicated to OPM certain areas where it believed the report to be inaccurate or based on misconceptions. Although OPM had not issued a final audit report and the Company had received no further correspondence from the government regarding the draft audit report, in the third quarter of fiscal year 1996, the United States Department of Justice notified the Company that, based on the OPM draft audit report and discussions with OPM personnel, the government believed the Company may have violated the False Claims Act in community rate certifications that were the subject of the audit and that it believed the government's actual damages to be approximately $15 million.

     In October 1996, the Company reached an agreement with the government to resolve these claims. The agreement called for the Company to pay $12 million, which amount the Company understands will be allocated by OPM to the FEHBP Contingency Reserve Funds for the regions covered by the Company's contracts. The Company did not pay any fine or penalty under the agreement. Under the terms of the agreement, the government released the Company from all claims under the subject contracts for the years covered by the draft audit report.

     OPM has opened two additional audits for years as far back as 1990 at two of the Company's other HMO subsidiaries. In October 1996, OPM sent a draft audit report with respect to the Company's TakeCare subsidiary, alleging certain defects in the subsidiary's rating practices for the years 1990 through 1994, and requesting that the Company comment on the draft findings. The Company currently is evaluating the draft audit report and preparing a response.

     It is likely the final TakeCare audit report will recommend that OPM seek a monetary recovery from the Company and that such recommended recovery will be for a substantial amount. Based on positions taken by the government with respect to the 1987-1991 draft audit report discussed above, management believes that the other open audit and other possible future audits may allege defective rating practices and result in claims for adjustments from OPM. Management cannot determine if such claims will result in further referrals to the Department of Justice and further False Claims Act claims.

     Based on management's understanding of the government's current interpretation of the community rating standard requirements, management currently believes it has established adequate reserves to settle any claims that may arise from present or future FEHBP rate audits for years between and including 1987 through 1996, or that amounts in excess of reserves, if any, necessary to settle any such claims would not be such as to have a material adverse effect on the consolidated financial position or results of operations or cash flows of the Company. In addition, the Company's management currently does not believe the OPM audits will have a material effect on future relations with OPM.

     The preceding two paragraphs in this subsection headed "OPM Audits" consist of forward looking statements. The actual outcome of any OPM audits, claims for adjustments and/or False Claims Act claims, the manner in which and amounts for which any such claims will be resolved, and the adequacy of reserves may differ materially from management's current expectation.
Factors that could cause the resolution of these matters to differ materially from management's current expectation include the presentation by the government of new interpretations of FEHBP requirements, the presentation of new data relating to the determination of applicable rate changes or in the manner in which the government seeks to apply the False Claims Act to such situations, and/or a change in the government's position toward negotiated settlements of OPM audits and/or False Claims Act claims.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash, cash equivalents and short-term investments increased by $25 million to $380 million at September 30, 1996, from $355 million at June 30, 1996. The major source of cash during the first quarter of fiscal year 1997 was $55 million from operations. Uses of cash during the quarter included $13 million for capital expenditures, $7 million for Preferred Stock dividends, and $15 million of debt repayment.

     In September, 1993, the Company issued $100 million of ten-year Senior Notes (the "Notes") which carry interest at 7%. In March, 1994, the Company entered into a $350 million Credit Agreement. The Credit Agreement, as amended, provides for a $200 million Revolving Credit Loan and a $150 million Term Loan. The Company borrows at rates based on LIBOR rate borrowings which currently approximate 5.9%. The Term Loan is repayable at the rate of $15 million every six months, with the final repayment due March 31, 2000. The Credit Agreement contains financial and other covenants, including limitations on indebtedness, liens, dividends, sale and lease-back transactions, and certain other transactions. As of September 30, 1996, borrowings of $19 million were outstanding under the Credit Agreement.

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

     Under the Merger Agreement, PacifiCare agreed to acquire all of the outstanding Common and Preferred Stock of the Company. At the Effective Time of the PacifiCare transaction, each outstanding share of Company Common Stock and Series A Preferred will be converted in part into rights to purchase a proportionate share (on an as-if-converted basis) of all of the Company's holdings in Talbert (the "Rights").

The Rights will be delivered promptly after the Effective Time and will be exercisable for 30 days after delivery. On or before the Effective Time, Talbert will be capitalized to a net worth of approximately $60 million. The Company anticipates funding the Talbert capitalization through borrowings under its Credit Agreement. The Company currently expects that PacifiCare will assume the Company's obligation under the Notes. It is expected that outstanding balances under the Company's Credit Agreement will be paid in full and the Credit Agreement terminated upon consummation of the merger. In addition, all of the preceding statements about the Company's expectations or intentions are subject to changes that might result from the acquisition of the Company by PacifiCare.

EFFECTS OF REGULATORY CHANGES AND INFLATION

     Effective January 1, 1996, the Company received an average premium rate increase from HCFA of approximately 5.1% for its senior HMO members. Based on HCFA's announcement in September, the Company is anticipating an average 5.7% rate increase for calendar year 1997. The Company evaluates the effects of HCFA premium adjustments on its liquidity and capital resources, and incorporates the actual and anticipated impact of such adjustments into its planning process.

     The Company has been experiencing significant downward pressures on commercial HMO premium rates, due to intense competition and counter-inflationary measures by large commercial employers attempting to hold their costs down. The Company has experienced competitive pressures in both its commercial and senior markets in California and this is continuing into fiscal year 1997. These downward pressures may continue throughout fiscal year 1997. There can be no assurances that the Company will be able to obtain premium rate increases in the commercial sector in the short term.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     The statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations concerning future events, activities, conditions and any and all statements that are not historical facts are forward-looking statements. Actual results may differ materially from those projected. Forward-looking statements involve risks and uncertainties. The Company's ability to expand has been and may continue to be affected by increasing competition, product choices and competitors in the Company's service areas. Many employer groups want minimal premium increases or even decreases, affecting the Company's ability to increase revenue; it is often difficult to contract with physicians which affects the Company's ability to control health care costs. There are numerous external factors including but not limited to government regulation, natural disasters, health care reform, new technology, epidemics and hospital costs which affect the Company. A change in any one or a combination thereof could affect the Company's future financial performance. Also, the Company's past performance is not necessarily evidence of or an indication of the Company's future financial performance.

                         PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

     Information relating to certain litigation as set forth in Note 4 of Notes to Consolidated Financial Statements in Part I of this report is incorporated herein by this reference.

     In the third quarter of fiscal year 1996, the United States Department of Justice notified the Registrant that, based on a draft United States Office of Personnel Management ("OPM") audit report of certain of the Registrant's contracts with OPM covering primarily the years 1987 through 1991 and on discussions with OPM personnel, the Government believed that the Registrant may have violated the False Claims Act in community rate certifications that were the subject of the audit and that it believed the Government's damages to be approximately $15 million. In October 1996, the Registrant reached an agreement with the Government to resolve these claims. The agreement called for the Registrant to pay $12 million, which amount the Registrant understands will be allocated by OPM to the FEHBP Contingency Reserve Funds for the regions covered by the Registrant's contracts. The Registrant did not pay any fine or penalty under the agreement. Under the terms of the agreement, the Government released the Registrant from all claims under the subject contracts for the years covered by the draft audit report. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - OPM."

ITEM 2.   CHANGES IN SECURITIES.

     None.

ITEM 3.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.   OTHER INFORMATION.

     During the quarter ended September 30, 1996, the Registrant's Board of Directors authorized an amendment to the employment agreements with the following executives: Gloria L. Austin, Robert N. Franklin, Larry D. Gray, Burke F. Gumbiner, Jeffrey H. Margolis, Jack D. Massimino, Roger L. Moseley, Kenneth S. Ord, Westcott W. Price III, Eric D. Sipf and Michael J. Weinstock. The employment agreements are currently in the process of being amended. The form of amendment is filed as Exhibit 10.1 to this Form 10-Q.

     During the quarter ended September 30, 1996, the Registrant's Board of Directors authorized a second amendment to that certain Stock Purchase Agreement (the "Agreement") dated as of March 15, 1996, as amended, by and among the Registrant, Talbert Medical Management Corporation ("TMMC"), Talbert Health Services Corporation ("THSC") and certain management investors. The Agreement is currently in the process of being amended. The form of Amendment No. 2 to the Agreement is filed as Exhibit 10.2 to this Form 10-Q.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.  See Index to Exhibits at page 20 of this report.

     (b)  Reports on Form 8-K.

     The Registrant filed a report on Form 8-K dated August 19, 1996, which reported that the Registrant entered into an Agreement and Plan or Reorganization (the "Original Merger Agreement") dated August 4, 1996, by and among the Registrant, PacifiCare Health Systems, Inc., a Delaware corporation ("PHS"), N-T Holdings, Inc., a Delaware corporation ("New PacifiCare"), Neptune Merger Corp., a Delaware corporation and a wholly-owned subsidiary of New PacifiCare, and Tree Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of New PacifiCare ("Company Sub"). Pursuant to the Original Merger Agreement, New PacifiCare will acquire all the stock of the Registrant by merger of the Registrant with Company Sub (the "Transaction"). In the Transaction, holders of the Registrant's common stock will receive consideration of an approximate value of $35.00 per share through a combination of $17.50 in cash and shares of Class A common stock and Class B common stock of New PacifiCare, plus rights to purchase stock of two subsidiaries of the Registrant, Talbert Medical Management Corporation and Talbert Health Services Corporation ("Talbert"). The maximum amount of Class A common stock of New PacifiCare that will be issued to stockholders of the Registrant will be 2,350,000 shares. The balance of New PacifiCare stock to be issued to the Registrant's stockholders will be Class B common stock. Holders of the Registrant's Series A Preferred Stock will receive for each such share $14.113 in cash plus one-half share of new Series A Preferred Stock of New PacifiCare which shall be convertible into Class B Common Stock of New PacifiCare. The number of shares to be delivered in the Transaction is subject to adjustment based on the price of PHS stock during a twenty day trading period ending prior to the Registrant's stockholders meeting.

     The closing of the Transaction is subject to customary closing conditions, including the approval of the stockholders of the Registrant and PHS, various regulatory approvals and passage of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR").

     The Registrant filed a report on Form 8-K dated September 24, 1996, which reported that the Registrant, PHS, New PacifiCare, PacifiCare Merger Sub and FHP Merger Sub entered into an Amended and Restated Agreement and Plan of Reorganization (the "Merger Agreement") amending and restating in its entirety the Original Merger Agreement. The principal purpose of the Merger Agreement is to provide that the Transaction may occur whether or not a proposed amendment to the Registrant's Certificate of Incorporation (the "Series A Amendment") is approved. In the event such approval is not obtained, each holder of the Registrant's Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") (i) will be entitled to exercise "Special Conversion Rights" (as provided in the Registrant's Certificate of Incorporation), or (ii) in the absence of an exercise of Special Conversion Rights, will be entitled to receive the same consideration in the Transaction that such holder would have received had such holder converted such holder's Series A Preferred Stock into Common Stock immediately prior to the effective time of the Transaction. The Merger Agreement also clarifies the Original Merger Agreement in certain other respects.

     The September 24, 1996 Form 8-K also reported that on September 20, 1996, the Registrant and PHS jointly announced that the U.S. Federal Trade Commission had, in accordance with the regulations promulgated under HSR, requested additional documentation regarding the Transaction (the "Second Request").

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        FHP INTERNATIONAL CORPORATION


Dated:   November 13, 1996              By: /s/ Kenneth S. Ord
                                           -----------------------------------
                                           Senior Vice President and
                                           Chief (Principal) Financial Officer

                              INDEX TO EXHIBITS


Exhibit
Number


*2.1 Agreement and Plan of Reorganization dated August 4, 1996, by and among the Registrant, PacifiCare Health Systems, Inc., N-T Holdings, Inc., Neptune Merger Corp., and Tree Acquisition Corp. (Exhibit 2 to Form 8-K dated August 19, 1996).

*2.2 Amended and Restated Agreement and Plan of Reorganization dated September 17, 1996, by and among the Registrant, PacifiCare Health Systems, Inc., N-T Holdings, Inc., Neptune Merger Corp., and Tree Acquisition Corp. (Exhibit 2 to Form 8-K dated September 24, 1996).

 4.1 Registrant agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Registrant, the authorized principal amount of which does not exceed 10% of total assets of Registrant.

10.1 Form of Amendment No. 1 to Employment Agreement with the following executives: Gloria L. Austin, Robert N. Franklin, Larry D. Gray, Burke F. Gumbiner, Jeffrey H. Margolis, Jack D. Massimino, Roger L. Moseley, Kenneth S. Ord, Westcott W. Price III, Eric D. Sipf and Michael J. Weinstock.

10.2 Form of Amendment No. 2 to Stock Purchase Agreement dated as of March 15, 1996, as amended, by and among the Registrant, Talbert Medical Management Corporation, Talbert Health Services Corporation, Kathryn M. Adair, Gloria L. Austin, Larry L. Georgopolous, Richard D. Jacobs,
      Jack D. Massimino, Barbara C. McNutt, Kenneth S. Ord, Westcott W. Price III, Walter R. Stone, Margaret Van Meter and Michael J. Weinstock.

11.1  Statement re:  Computation of Earnings Per Share.

27.1  Financial Data Schedule.


* Previously filed.