Form 10-Q
period 1996-12-31
FHP INTERNATIONAL CORP
filed 1997-02-14
CIK 793499

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                            _______________________


(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____.

The registrant had 41,719,977 shares of common stock, par value $0.05 per share, outstanding at February 11, 1997.



                    The Exhibit Index Appears on Page 21

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         FHP INTERNATIONAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                    ASSETS


(amounts in thousands,                                     December 31,      June 30,
 except share data)                                            1996            1996
                                                           ------------    ------------

Cash and cash equivalents                                   $  297,815      $  166,873
Short-term investments                                         226,598         187,919
Accounts receivable, net                                       165,367         141,537
Prepaid expenses and other
   current assets                                               27,488          33,736
Deferred income taxes                                           49,165          49,162
                                                            ----------      ----------

    Total current assets                                       766,433         579,227

Property and equipment, net                                    231,764         231,428
Assets held for sale (Note 6)                                   15,752          16,470
Long-term investments                                           49,985          36,470
Restricted investments                                          96,650          90,499
Goodwill and other intangibles,
    net                                                      1,013,510       1,028,374
Other assets, net                                               36,731          31,411
                                                            ----------      ----------

    Total assets                                            $2,210,825      $2,013,879
                                                            ----------      ----------
                                                            ----------      ----------

----------
See accompanying Notes to Consolidated Financial Statements.

                         FHP INTERNATIONAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


(amounts in thousands,                                     December 31,      June 30,
 except share data)                                            1996            1996
                                                           ------------    ------------

Current portion of long-term obligations                    $   19,104      $   30,097
Accounts payable                                                46,571          50,979
Medical claims payable                                         388,565         367,872
Accrued salaries and employee benefits                          62,299          71,986
Unearned premiums                                              207,930          24,713
Restructuring reserve (Note 6)                                                  14,615
Income taxes payable and other
 current liabilities                                            77,790          79,132
                                                            ----------      ----------

    Total current liabilities                                  802,259         639,394

Long-term obligations                                          100,195         104,184
Other liabilities                                               88,596         102,672
                                                            ----------      ----------

    Total liabilities                                          991,050         846,250
                                                            ----------      ----------
Commitments and contingencies (Note 4)

Stockholders' equity: (Note 7)
    Series A Convertible
         Preferred Stock, $0.05 par value;
         40,000,000 shares authorized (Note 3)                   1,052           1,052
    Common Stock, $0.05 par value;
         100,000,000 shares authorized;
         issued and outstanding 41,569,417
         and 40,789,528 shares at December 31,
         1996 and June 30, 1996, respectively                    2,078           2,039
    Paid-in capital                                            953,756         938,478
    Unrealized holding losses on
         available-for-sale investments, net of
         tax effect of $562 at December 31,
         1996 and $1,602 at June 30, 1996                         (844)         (2,306)
    Retained earnings                                          263,733         228,366
                                                            ----------      ----------

    Total stockholders' equity                               1,219,775       1,167,629
                                                            ----------      ----------
Total liabilities and
    stockholders' equity                                    $2,210,825      $2,013,879
                                                            ----------      ----------
                                                            ----------      ----------

----------
See accompanying Notes to Consolidated Financial Statements.

                        FHP INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                               (unaudited)


                                                                      For The
                                                                Three Months Ended
(amounts in thousands,                                              December 31,
 except per share data)                                        1996            1995
                                                           ------------    ------------

Revenues                                                    $1,108,343      $1,015,746
                                                            ----------      ----------
Expenses:
    Primary health care                                        907,596         831,071
    Other health care                                           31,242          29,865
    General, administrative and
         marketing                                             129,961         127,751
    Provision for restructuring                                                  3,900
                                                            ----------      ----------

Total expenses                                               1,068,799         992,587
                                                            ----------      ----------

Operating income                                                39,544          23,159

Interest income                                                  9,152           9,163
Interest expense                                                (2,451)         (5,963)
                                                            ----------      ----------

Income before income taxes                                      46,245          26,359
Provision for income taxes                                      21,272          12,438
                                                            ----------      ----------

Net income                                                      24,973          13,921
Preferred Stock dividends                                        6,575           6,608
                                                            ----------      ----------
Net income attributable to
  Common Stock                                              $   18,398      $    7,313
                                                            ----------      ----------
                                                            ----------      ----------
Earnings per share
  attributable to Common Stock (Note 2)                     $     0.44      $     0.18
                                                            ----------      ----------
                                                            ----------      ----------
Weighted average number of common
  shares and common share equivalents                           42,268          41,289
                                                            ----------      ----------
                                                            ----------      ----------

Fully diluted earnings per share (Note 2)                   $     0.42           -
                                                            ----------      ----------
                                                            ----------      ----------
Fully diluted weighted average number of
    common shares and common share equivalents                  59,293           -
                                                            ----------      ----------
                                                            ----------      ----------

----------
See accompanying Notes to Consolidated Financial Statements.

                        FHP INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited)


                                                                      For The
                                                                 Six Months Ended
(amounts in thousands,                                              December 31,
 except per share data)                                        1996            1995
                                                           ------------    ------------

Revenues                                                    $2,207,042      $2,020,379
                                                            ----------      ----------
Expenses:
    Primary health care                                      1,805,136       1,650,042
    Other health care                                           63,397          60,710
    General, administrative and
         marketing                                             261,971         252,877
    Provision for restructuring                                                  9,659
                                                            ----------      ----------

Total expenses                                               2,130,504       1,973,288
                                                            ----------      ----------

Operating income                                                76,538          47,091

Interest income                                                 18,251          18,299
Interest expense                                                (4,944)        (12,387)
                                                            ----------      ----------

Income before income taxes                                      89,845          53,003
Provision for income taxes                                      41,328          25,155
                                                            ----------      ----------

Net income                                                      48,517          27,848
Preferred Stock dividends                                       13,150          13,215
                                                            ----------      ----------
Net income attributable to
    Common Stock                                            $   35,367      $   14,633
                                                            ----------      ----------
                                                            ----------      ----------
Earnings per share
    attributable to Common Stock (Note 2)                   $     0.84      $     0.36
                                                            ----------      ----------
                                                            ----------      ----------
Weighted average number of common
    shares and common share equivalents                         42,203          41,146
                                                            ----------      ----------
                                                            ----------      ----------

Fully diluted earnings per share (Note 2)                   $     0.82           -
                                                            ----------      ----------
                                                            ----------      ----------
Fully diluted weighted average number of
    common shares and common share equivalents                  59,318           -
                                                            ----------      ----------
                                                            ----------      ----------

----------
See accompanying Notes to Consolidated Financial Statements.

                         FHP INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                      For The
                                                                 Six Months Ended
                                                                    December 31,
(amounts in thousands)                                         1996            1995
                                                           ------------    ------------

OPERATING ACTIVITIES

     Net income                                              $  48,517       $  27,848
     Adjustments to reconcile
        net income to net cash
        provided by operating activities:
        Provision for restructuring                                              9,659
        Depreciation and amortization                           35,941          36,714
        Increase in allowance for
            doubtful accounts                                    3,188           1,782
        Loss on disposal of assets                               2,968              48
        Gain on sale of available-for-sale
            investments                                            (47)           (999)
        Loss on sale of available-for-sale
            investments                                             52             258
        Effect on cash of changes in
            operating assets and liabilities:
               Accounts receivable                             (27,018)         (9,441)
               Prepaid expenses and other
                  current assets                                 6,248           3,784
               Other assets                                     (6,746)         (2,621)
               Accounts payable                                 (4,408)          1,687
               Medical claims payable                           20,693          28,975
               Accrued salaries and
                  employee benefits                             (9,687)            908
               Unearned premiums                               183,217           1,700
               Other liabilities                               (30,033)         (5,668)
                                                            ----------      ----------

Net cash provided by operating activities                      222,885          94,634
                                                            ----------      ----------
INVESTING ACTIVITIES

    Purchases of available-for-sale investments               (385,758)       (112,706)
    Proceeds from sales/maturities
         of available-for-sale investments                     329,910         154,216
    Purchases of property and equipment                        (27,113)        (28,747)
    Proceeds from sales of property and
         equipment                                               3,910           1,228
                                                            ----------      ----------

    Net cash (used in) provided by investing activities        (79,051)         13,991
                                                            ----------      ----------

                          FHP INTERNATIONAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (unaudited)



                                                                      For The
                                                                 Six Months Ended
                                                                    December 31,
(amounts in thousands)                                         1996            1995
                                                           ------------    ------------

FINANCING ACTIVITIES

Payments on long-term obligations                              (15,059)        (45,088)
Exercise of stock options                                       14,457           1,753
Redemption of Series B Preferred Stock                                          (1,980)
Issuance of Common Stock through Employee
    Stock Purchase Plan                                            860           2,044
Cash dividends paid to preferred shareholders                  (13,150)        (13,215)
                                                            ----------      ----------

Net cash used in financing activities                          (12,892)        (56,486)
                                                            ----------      ----------

Increase in cash and cash equivalents                          130,942          52,139
Cash and cash equivalents at beginning of period               166,873         299,144
                                                            ----------      ----------

Cash and cash equivalents at end of period                  $  297,815      $  351,283
                                                            ----------      ----------
                                                            ----------      ----------

Supplemental cash flow information:
    Interest payments                                       $    4,270      $   10,603
    Income tax payments (net of refunds)                    $   34,597      $   27,072


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

    The accompanying unaudited interim Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q and do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Interim periods are viewed as an integral part of the annual period of the Company. The accompanying unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996. Certain reclassifications have been made in the Consolidated Financial Statements and Notes to conform to fiscal year 1997 presentations.

    The preparation of the Company's Consolidated Financial Statements in conformity with generally accepted accounting principles necessarily require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from these estimates and assumptions.

NOTE 2.  EARNINGS PER SHARE

    Primary earnings per share attributable to Common Stock for the three and six month periods ended December 31, 1996 and 1995 are computed by dividing net income attributable to Common Stock by the weighted average number of outstanding common shares and common share equivalents during the respective periods. Common share equivalents include the effect of dilutive stock options calculated using the treasury stock method.

    Fully diluted earnings per share for the three and six month periods ended December 31, 1996 and 1995 assume the conversion of the Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"), the elimination of the related Preferred Stock dividend requirement and market price as of the end of the quarter for dilutive Common Stock options. Fully diluted earnings per share for the three and six month periods ended December 31, 1995 were anti-dilutive.

NOTE 3.  PREFERRED STOCK

    The authorized capital stock of the Company includes 40,000,000 shares of Preferred Stock, par value $0.05 per share. Preferred Stock is designated either Series A Preferred Stock or Series B Adjustable Rate Cumulative Preferred Stock ("Series B Preferred Stock"). At December 31, 1996 and June 30, 1996 there was no Series B Preferred Stock outstanding.

    The issued and outstanding, and aggregate liquidation preference of the Company's Series A Preferred Stock is as follows:

                                             December 31, 1996   June 30, 1996
                                             -----------------  ---------------
Issued and outstanding                            21,039,795        21,040,307

Aggregate liquidation preference                $526,027,000      $526,033,000

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

    On November 19, 1996, Memorial Health Services, a California nonprofit benefit corporation ("Memorial"), filed a Demand for Arbitration against FHP, Inc. ("FHP"), a subsidiary of the Company, with the American Arbitration Association (the "Demand"). The Demand alleges that the Company fraudulently and/or negligently misrepresented and failed to disclose certain information in connection with Memorial's purchase of a hospital in Fountain Valley, California from FHP and its entry into a Capitation Contract with FHP. Memorial alleges that it paid approximately $87 million for the hospital and the right to exclusively serve FHP senior and commercial member populations at such hospital and other Memorial facilities. Memorial claims that but for FHP's alleged misrepresentations and nondisclosures, Memorial would not have purchased the hospital nor entered into the Capitation Contract without a material decrease in purchase price and an increase in the Capitation Fee for each FHP member served. Memorial's claims for relief include claims for compensatory damages in excess of $275 million, punitive damages in an amount to be determined, and rescission of the hospital purchase contract and Capitation Contract (together with compensatory and punitive damages up to the date of rescission), plus, in each case, attorneys fees and costs incurred in arbitration. By letter, dated November 2, 1996, Memorial also made a claim against FHP alleging that FHP failed to transfer certain assets to Memorial when Memorial purchased the hospital. Memorial alleges that the assets are worth approximately $1.3 million. The Company disputes the arbitrability of Memorial's claims and believes that Memorial's claims are without merit. The Company intends to vigorously defend against such claims. Based on discussions to date with Memorial, management believes that resolution of the claims will not have a material adverse effect on the consolidated financial position or results of operations or cash flows of the Company.

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

    The Company increased reserves in the third quarter of fiscal year 1996, by recording a pretax charge of $45 million ($28.7 million, net of tax), to address a draft audit report arising from OPM audits for the years 1987 through 1991 at certain of the Company's HMO subsidiaries and potential governmental claims for the years 1987 through 1991, which have been or may be asserted in relation to other of the Company's contracts with OPM and for possible other OPM claims through 1996. The addition to reserves resulted in a charge to net earnings of $0.68 per share.

    On October 7, 1996, the Company reached an agreement with The United States Department of Justice (the "DOJ") which resolved claims arising from the draft audit report covering the years 1987 to 1991. The DOJ had notified the Company that, based on the OPM draft audit report, the DOJ believed the Company may have violated the False Claims Act. The DOJ believed actual damages to be approximately $15 million, before consideration of interest or penalties. The Company paid $12 million to the FEHBP Contingency Reserve Funds for the regions covered by the draft audit report. The Company paid no fines or penalties as part of the agreement. Also, the DOJ released the Company from all claims under the contracts for the years covered by the draft audit report.

    OPM has opened two additional audits for years as far back as 1990 at two of the Company's other HMO subsidiaries. In October 1996, OPM sent a draft audit report to the Company for these two additional audits. The draft report alleges certain defects in the Company's rating practices. The Company has responded to the draft report and is awaiting further response from OPM. Based on management's understanding of the government's current interpretation of the community rating standard requirements, management currently believes it has established adequate reserves to settle any claims that have arisen or may arise from present or future FEHBP rate audits for years between and including 1987 through 1996, or that amounts in excess of reserves, if any, necessary to settle any such claims would not be such as to have a material adverse effect on the consolidated financial position or results of operations or cash flows of the Company.

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

    Restructuring charges in fiscal years 1995 and 1996 were based on the Company's estimates and were refined throughout fiscal year 1996. The Company believes it has made adequate provision for matters such as final settlement of purchase price adjustments and health care services contracts related to the sales of the hospitals and other facilities. During the six months ended December 31, 1996, there was no significant change in the aggregate in estimates with respect to accruals previously established.

NOTE 7.  AGREEMENT AND PLAN OF REORGANIZATION

    On August 4, 1996, the Company entered into an Agreement and Plan of Reorganization, as amended and restated, (the "Merger Agreement"), by and among the Company and PacifiCare Health Systems, Inc., et. al. ("PacifiCare"). Pursuant to the Merger Agreement, a new holding company that has been formed by PacifiCare will acquire all of the outstanding stock of the Company. The transaction is expected to close in February, 1997 (the "Effective Time"). See Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Pursuant to the Merger Agreement, holders of the Company's Common Stock will receive consideration through a combination of $17.50 in cash and a mix of shares of Class A Common Stock and Class B Common Stock of PacifiCare, plus rights to purchase stock of Talbert. The consideration at the date of the Merger Agreement equated to $35.00 per share without attributing value to the Talbert Rights. The number of PacifiCare shares to be delivered in the merger is based on the price of PacifiCare stock during the twenty day trading period prior to the Company's stockholders' meeting which was held on December 31, 1996. Each outstanding share of the Company's Series A Preferred Stock will be converted into the right to receive $14.113 in cash and 0.50 shares of PacifiCare Preferred Stock.

    As soon after the Effective Time as legally possible, the shares of the Company's Common and Preferred Stock will receive rights to purchase, in the aggregate, all of the Company's approximate 92% holding in Talbert (the "Talbert Rights"). The Talbert Rights will be exercisable for a period of 30 days upon SEC approval of Talbert's S-1 registration statement filed in December, 1996, as subsequently amended.

    The Company and Talbert entered into a Real Estate and Equipment Master Transfer Agreement (the "Master Lease Agreement") to provide for the lease, sublease or assignment by Talbert of facilities and equipment used by Talbert that are either owned or leased by the Company. The Master Lease Agreement, as amended, provides that the parties will enter into individual leases with respect to the real estate and equipment subject to the Master Lease Agreement. The Master Lease Agreement, as amended, also provides for an original term of the individual leases ending December 31, 2005, with certain exceptions. Talbert has a right of first offer to purchase the furniture, fixtures and equipment subject to the Master Lease Agreement. The Master Lease Agreement represents approximately $95 million net book value of the Company's assets at December 31, 1996. The Master Lease Agreement accounted for as an operating lease and currently eliminates within the Company's Consolidated Financial Statements.

    Talbert has entered into new capitated provider agreements (the "New Agreements") with FHP for the continued provision of health care and related services to FHP members. The New Agreements will become effective at the Effective Time. The New Agreements extend for ten-year terms except in Utah, which extends for a 15-year term. The capitated rates contained in the New Agreements will be mutually re-negotiated after a period of one year.

    PacifiCare has informed the Company that it has entered into a credit agreement with Bank of America as Agent, and a syndicate of financial institutions for an aggregate amount of $1.5 billion to finance the cash portion of the transaction. The closing of the transaction is subject to customary closing conditions, including regulatory approvals. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations - Proposed Acquisition of the Company by PacifiCare and the form S-4 SEC registration statement, as amended, filed by PacifiCare in November, 1996.)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    FHP International Corporation and its subsidiaries (the "Company") is a federally qualified health maintenance organization, deriving almost all of its revenues from premiums received for health care services to approximately
1.9 million HMO members. The Company operates in three business segments: 1) the Company's contract model operations (the "HMO"); 2) a physician practice management company, Talbert Medical Management Corporation and related entities (collectively, "Talbert"), operating since January 1, 1996, in almost all of the Company's owned and operated medical centers; and 3) the Company's group life, health and accident and workers' compensation insurance and related products (collectively, the "Insurance Group").

PROPOSED ACQUISITION OF THE COMPANY BY PACIFICARE

    On August 4, 1996, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with PacifiCare Health Systems, Inc. ("PacifiCare"), N-T Holdings, Inc. ("PacifiCare Holding"), Neptune Merger Corp. ("PacifiCare Merger Sub") and Tree Acquisition Corp. ("Company Merger Sub"). Consummation of the transaction (the "Effective Time") is expected to occur in February, 1997. The Merger Agreement, as amended and restated, provides for, among other things, an acquisition transaction involving PacifiCare and the Company by means of the merger of PacifiCare Merger Sub with and into PacifiCare and the merger of the Company Merger Sub with and into the Company (collectively, the "Mergers"). As a result, PacifiCare and the Company will become wholly-owned subsidiaries of PacifiCare Holding. At the Effective Time: (i) each outstanding share of PacifiCare Class A Common Stock will be converted into the right to receive one share of PacifiCare Holding Class A Common Stock; (ii) each share of PacifiCare Class B Common Stock will be converted into the right to receive one share of PacifiCare Holding Class B Common Stock; (iii) each outstanding share of Company Common Stock will be converted into the right to receive $17.50 in cash and a mix of PacifiCare Holding Class A Common Stock and PacifiCare Holding Class B Common Stock; and (iv) each outstanding share of Company Series A Cumulative Convertible Preferred Stock ("Series A Preferred") will be converted into the right to receive $14.113 in cash and 0.50 shares of PacifiCare Holding Preferred Stock. The Mergers, approved by the respective stockholders of the Company and PacifiCare at their separate meetings on December 31, 1996, are subject to customary closing conditions, including state regulatory approvals. See also the S-4 registration statement, as amended, submitted to the Securities and Exchange Commission jointly by the Company and PacifiCare in November, 1996.

    At the Effective Time, each outstanding share of Company Common Stock and Series A Preferred will be converted, in part, into rights to purchase a proportionate share (on an as-if-converted basis) of all of the Company's approximate 92% holding in Talbert (the "Talbert Rights"). The Talbert Rights will be exercisable during a subscription period of 30 days, commencing upon SEC approval (the "Talbert Effective Time") of Talbert's S-1 registration statement filed in December, 1996, as subsequently amended. The subscription period will expire on the thirtieth day after the Talbert Effective Time or such other time as the exercise of the Rights is legally permissible.

    The Company and Talbert entered into a Real Estate and Equipment Master Transfer Agreement (the "Master Lease Agreement") to provide for the lease, sublease or assignment by Talbert of facilities and equipment used by Talbert that are either owned or leased by the Company. The Master Lease Agreement, as amended, provides that the parties will enter into individual leases with respect to the real estate and equipment subject to the Master Lease Agreement. The Master Lease Agreement, as amended, also provides for an original term of the individual leases ending December 31, 2005, with certain exceptions. Talbert has a right of first offer to purchase the furniture, fixtures and equipment subject to the Master Lease Agreement. The Agreement represents approximately $95 million net book value of the Company's assets at December 31, 1996.

    Talbert has entered into new capitated provider agreements (the "New Agreements") with FHP for the continued provision of health care and related services to FHP members. The New Agreements will become effective at the Effective Time. The New Agreements extend for ten-year terms except in Utah, which extends for a 15-year term. The capitated rates contained in the New Agreements will be mutually re-negotiated after a period of one year.

    The Company's competitors may have used the announcement of the Merger Agreement as an opportunity to encourage employer groups currently enrolled with the Company to enroll their employees in other plans. Provider groups currently affiliated with the Company also may be encouraged to seek other affiliations. Recently, the Company has begun to experience the loss of employees due to the potential transaction. In the event that the transaction is delayed or not completed, losses of significant numbers of members, providers and/or employees are likely to have a material adverse impact on the Company's future results of operations in certain geographic areas.

             THREE MONTHS ENDED DECEMBER 31, 1996, COMPARED TO THE
                     THREE MONTHS ENDED DECEMBER 31, 1995

REVENUE AND MEMBERSHIP

    The Company generates substantially all of its revenue from premiums received for health care services provided to the HMO members of its wholly-owned subsidiaries. Revenue for the three month period ended December 31, 1996, totaled $1,108 million, increasing 9.1% over revenue of $1,016 million for the same period in the previous fiscal year. Total HMO membership grew 6.2% to approximately 1,939,000 at December 31, 1996, from approximately 1,825,000 at December 31, 1995. During fiscal year 1996, the Company experienced modest membership growth, due primarily to intense competition in all its key markets. This trend continued into the first half of fiscal year 1997 and may continue throughout the balance of fiscal year 1997. In addition, during the three month period ended December 31, 1996, the Company experienced a small decline in its commercial membership, probably due to the pending merger with PacifiCare.

    From December 31, 1995, to December 31, 1996, total commercial membership increased by 86,000 or 6.0% from approximately 1,439,000 to approximately 1,525,000. The Company generates approximately half of its HMO revenue from sales to the commercial market. The Company's ability to increase its commercial membership and commercial premium rates during the second quarter of fiscal year 1997 was adversely impacted by intense competition in all the Company's major markets, particularly in California, and by the pending merger with PacifiCare. Downward pressure on commercial premium rates in California has eased in recent months; however, overall commercial premium rates are expected to remain relatively flat in fiscal year 1997 over fiscal year 1996. A substantial portion of the Company's HMO commercial premium rate increases becomes effective in January of each year.

    Senior membership grew by 28,000 or 7.3% to approximately 414,000 at December 31, 1996, from approximately 386,000 at December 31, 1995. Almost all of the Company's senior HMO revenue is generated from premiums paid to the Company by the federal government's Health Care Financing Administration ("HCFA"). Revenue per senior member is substantially higher than revenue per commercial plan member because senior members use substantially more health care services. The Company receives senior premium rate increases from HCFA on January 1 of each year and these rate increases vary geographically. The Company received an average 5.7% rate increase for calendar year 1997.

    During fiscal year 1996 and the first half of fiscal year 1997, the Company experienced a decline in its membership, both senior and commercial, at certain medical facilities operated by Talbert. For the Company, the decline has been more than offset by enrollment gains in the Company's HMO operations.

COST OF HEALTH CARE

    Health care costs increased by $78 million or 9.1% to $939 million for the three months ended December 31, 1996, from $861 million for the three months ended December 31, 1995, due to operational growth and cost increases. Health care costs as a percentage of revenue improved slightly to 84.7% from 84.8% for the same period in the prior year.

    During the last three years and the first half of fiscal year 1997, certain medical centers in California now operated by Talbert have experienced high operating costs relative to declining enrollment. The decline has created excess capacity and, therefore, higher health care costs as a percentage of revenue. Talbert began reducing costs in fiscal year 1996, continuing into fiscal 1997, by reducing administrative overhead and excess staffing.

GENERAL, ADMINISTRATIVE AND MARKETING COSTS

    General, administrative and marketing ("G & A") expenses increased by $2 million or 1.6% to $130 million for the three month period ended December 31, 1996, from $128 million for the three month period ended December 31, 1995.
G & A expenses for the three month period ended December 31, 1996, decreased as a percentage of revenue to 11.7% from 12.6% for the same period in the prior fiscal year, primarily due to workforce reductions that took place during fiscal year 1996, and to recent employee losses associated with the pending merger with PacifiCare.

INTEREST INCOME

    Net interest income was $7 million for the three month period ended December 31, 1996, as compared to $3 million for the three month period ended December 31, 1995. Net interest income increased year-over-year primarily because of lower debt levels.

              SIX MONTHS ENDED DECEMBER 31, 1996, COMPARED TO THE
                       SIX MONTHS ENDED DECEMBER 31, 1995

REVENUE AND MEMBERSHIP

    Revenue for the six month period ended December 31, 1996, totaled $2,207 million, increasing 9.3% over revenue of $2,020 million for the same period in the previous fiscal year. The Company's ability to increase its commercial membership and commercial premium rates during the first half of fiscal year 1997 has been adversely impacted by intense competition in all the Company's major markets and by the pending merger with PacifiCare. Senior membership growth has continued steadily, increasing at a 7.3% growth rate (annualized) during the first half of fiscal year 1997.

COST OF HEALTH CARE

    Health care costs increased by $158 million or 9.2% to $1,869 million for the six month period ended December 31, 1996, from $1,711 million for the comparable six month period ended December 31, 1995. Health care costs as a percentage of revenue remained flat at 84.7% for both six month periods.

GENERAL, ADMINISTRATIVE AND MARKETING COSTS

    General, administrative and marketing ("G & A") expenses increased by $9 million or 3.6% to $262 million for the six month period ended December 31, 1996, from $253 million for the same period in the previous year, primarily due to cost increases. G & A expenses for the six month period ended December 31, 1996, decreased as a percentage of revenue to 11.9% from 12.5% for the same period in the prior fiscal year, primarily due to workforce reductions in fiscal year 1996, other cost control measures and recent employee losses associated with the pending merger with PacifiCare.

INTEREST INCOME

    Net interest income was $13 million for the six month period ended December 31, 1996, as compared to $6 million for the six month period ended December 31, 1995. Net interest income increased year-over-year primarily due to lower debt levels.

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

    In October 1996, the Company reached an agreement with the government to resolve claims arising from the draft audit report covering the years 1987 through 1991 at certain of the Company's HMO subsidiaries. The United States Department of Justice had notified the Company that, based on the OPM draft audit report, the government believed the Company may have violated the False Claims Act and that it believed the government's actual damages to be approximately $15 million before consideration of any interest or penalties. The agreement caused the Company to pay $12 million, which amount was allocated by OPM to FEHBP Contingency Reserve Funds for the regions covered by the Company's contracts. The Company did not pay any fine or penalty under the agreement. Under the terms of the agreement, the government released the Company from all claims under the subject contracts for the years covered by the draft audit report.

    OPM has opened two additional audits for years as far back as 1990 at two of the Company's other HMO subsidiaries. In October 1996, OPM sent a draft audit report with respect to a subsidiary acquired as part of the Company's purchase of TakeCare, Inc. ("TakeCare") in June, 1994, alleging certain defects in the subsidiary's rating practices for the years 1990 through 1994, and requesting that the Company comment on the draft findings. The Company has responded to the draft report and is awaiting further response from OPM.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's consolidated cash, cash equivalents and short-term investments increased by $169 million to $524 million at December 31, 1996, from $355 million at June 30, 1996, due primarily to the early receipt from HCFA of $186 million for January, 1997, health care services to senior members. The other material source of cash during the first half of fiscal year 1997 was $37 million from operations (net of the early receipt of HCFA premiums). Uses of cash during the period included $27 million for capital expenditures, $13 million for Preferred Stock dividends, and $15 million of debt repayment.

    In September, 1993, the Company issued $100 million of ten-year Senior Notes (the "Notes") which carry interest at 7%. In March, 1994, the Company entered into a $350 million Credit Agreement. The Credit Agreement, as amended, provides for a $200 million Revolving Credit Loan and a $150 million Term Loan. The Company borrows at rates based on LIBOR rate borrowings which currently approximate 5.9%. The Term Loan is repayable at the rate of $15 million every six months, with the final repayment due March 31, 2000. The Credit Agreement contains financial and other covenants, including limitations on indebtedness, liens, dividends, sale and lease-back transactions, and certain other transactions. As of December 31, 1996, borrowings of $19 million were outstanding under the Credit Agreement.

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

    Under the Merger Agreement, PacifiCare agreed to acquire all of the outstanding Common and Preferred Stock of the Company. At the Effective Time of the PacifiCare transaction, each outstanding share of Company Common Stock and Series A Preferred will be converted in part into rights to purchase a proportionate share (on an as-if-converted basis) of all of the Company's holdings in Talbert (the "Rights"). The Rights will be delivered promptly after the Talbert Effective Time and will be exercisable for 30 days after the Talbert Effective Time. On or before the Talbert Effective Time, Talbert will be capitalized to a net worth of approximately $60 million.

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

EFFECTS OF REGULATORY CHANGES AND INFLATION

    Effective January 1, 1996, the Company received an average premium rate increase from HCFA of approximately 5.1% for its senior HMO members. Effective January 1, 1997, the Company received an average 5.7% rate increase for calendar year 1997. The Company evaluates the effects of HCFA premium adjustments on its liquidity and capital resources, and incorporates the actual and anticipated impact of such adjustments into its planning process.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

    The statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations concerning future events, activities, conditions and any and all statements that are not historical facts are forward-looking statements. Actual results may differ materially from those projected. Forward-looking statements involve risks and uncertainties. The Company's ability to expand has been and may continue to be affected by increasing competition, product choices and competitors in the Company's service areas. There has been recent discussion in the public arena that HCFA may reduce premiums paid to HMOs relative to Medicare rates, effective for years beyond 1997; also, many commercial employer groups want minimal premium increases or even decreases. Both issues may affect the Company's ability to increase revenue. In addition, it is often difficult to contract with physicians and this affects the Company's ability to control health care costs. There are numerous external factors including but not limited to government regulation, natural disasters, health care reform, new technology, epidemics and hospital costs which affect the Company. A change in any one or a combination thereof could affect the Company's future financial performance. Also, the Company's past performance is not necessarily evidence of or an indication of the Company's future financial performance.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    Information relating to certain litigation, Commitments and Contingencies, as set forth in Note 4 and OPM as set forth in Note 5, of Notes to Consolidated Financial Statements in Part I of this report is incorporated herein by this reference.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Annual Meeting of Stockholders of the Company held on December 31, 1996, the holders of the Registrant's common stock voted on each of the matters listed below. In addition, the holders of the Registrant's Series A Preferred Stock voted on the Amendment to the Company's Certificate of Incorporation listed in item (b) below.

         (a) The Amended and Restated Agreement and Plan of Reorganization (the "Reorganization Agreement"), dated as of November 11, 1996 by and among the Registrant, PacifiCare Health Systems, Inc., N-T Holdings, Inc., Neptune Merger Corp., and Tree Acquisition Corp. and the transactions contemplated thereby.


         (b) An Amendment to the Registrant's Certificate of Incorporation as described in the Registrant's proxy statement dated November 21, 1996 (the "Amendment").

         (c) Election of three members to the Registrant's Board of Directors to serve three year terms ending in 1999.

         (d) The ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Registrant for the fiscal year ending June 30, 1997.

         The stockholders approved the Reorganization Agreement by a vote of 33,220,538 for, 515,292 against, 30,742 abstaining, and 3,630,760 broker non-votes. The Amendment was approved by the common stockholders by a vote of 31,230,282 for, 2,478,863 against, 96,329 abstaining, and 3,591,858 broker non-votes. The Amendment was approved by the holders of the Registrant's Series A Preferred Stock by a vote of 15,721,014 for, 244,885 against and 89,891 abstaining.

         The stockholders elected Jack R. Anderson as director by a vote of 36,864,178 for and 533,154 authority withheld. The stockholders elected Burke F. Gumbiner by a vote of 36,780,945 for and 616,387 authority withheld. The stockholders elected Warner Heineman by a vote of 36,754,734 for and 642,598 authority withheld. The stockholders approved the ratification of the appointment of Deloitte & Touche LLP by a vote of 37,121,015 for, 187,475 against, and 88,842 abstaining.

ITEM 5.  OTHER INFORMATION.

         On December 11, 1996, the Registrant entered into Amendment No. 3 to that certain Stock Purchase Agreement (the "Agreement"), dated as of March 15, 1996, as amended, by and among the Registrant, Talbert Medical Management Corporation, Talbert Health Services Corporation, Talbert Medical Management Holdings Corporation and certain management investors. Amendment No. 3 to the Agreement is filed as
         Exhibit 10.1 to this Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits.  See Index to Exhibits at page 21 of this report.

    (b)  Reports on Form 8-K.

         None

                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   FHP INTERNATIONAL CORPORATION


Dated:   February 13, 1997                By: /s/ KENNETH S. ORD
                                             ---------------------------------
                                             Senior Vice President and
                                             Chief (Principal) Financial Officer

                              INDEX TO EXHIBITS


Exhibit
Number
-------

  4.1     Registrant agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Registrant, the authorized principal amount of which does not exceed 10% of total assets of
          Registrant.

  10.1    Amendment No. 3 to the Stock Purchase Agreement, dated March 15, 1996, by and among the Registrant, Talbert Medical Management Corporation, Talbert
          Health Services Corporation, Talbert Medical Management Holdings Corporation,
          and certain management investors.

  11.1    Statement re:  Computation of Earnings Per Share.

  27.1    Financial Data Schedule.
